Form 10QSB
period 2007-03-31
Quantum Ventures Inc.
filed 2007-09-18
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March  31,  2007

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                                  COMMISSION FILE NUMBER 000-51698

QUANTUM VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

8926 Shepherd Way
Delta BC, Canada V6C 4K1
(Address of principal executive offices)

(604) 783-5865
Issuer's telephone number

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2007, the Issuer had,14,650,00 0 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

QUANTUM VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

March 31, 2007

QUANTUM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
	March 31,	June 30,
	2007	2006

ASSETS

Current Assets
Cash	$ 12,055	$39,678

Total Current Assets	12,055	39,678

Total assets	$ 12,055	$ 39,678

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$ -	$ 13,500
Technology purchase agreement payable	-	10,000

Total Current Liabilities	-	23,500

Stockholders' Equity
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
14,650,000 shares issued and outstanding	14,650	14,650
Additional paid-in capital	77,850	77,850
Deficit accumulated during the development stage	(80,445)	(76,322)

Total Stockholders' Equity	12,055	16,178

Total Liabilites and Stockholders' Equity	$ 12,055	$ 39,678

See accompanying notes

QUANTUM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from April 14,
	March 31,	March 31,	March 31,	March 31,	2004 (inception)
	2007	2006	2007	2006	to March 31,
					2007

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	19	9,021	4,123	11,384	80,445

Total operating expenses	19	9,021	4,123	11,384	80,445

Net loss before provision for income taxes	(19)	(9,021)	(4,123)	(11,384)	(80,445)

Provision for income taxes	-	-	-	-	-

Net loss	$ (19)	$ (9,021)	$ (4,123)	$ (11,384)	$ (80,445)

Weighted average common shares outstanding -
Basic and diluted	14,650,000	14,650,000	14,650,000	14,650,000

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See accompanying notes

QUANTUM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	from April 14,
	March 31,	March 31,	2004 (inception)
	2007	2006	to March 31,
			2007
Cash Flows From Operating Activities
Net loss	$ (4,123)	$ (11,384)	$ (80,445)
Impairment of intangible asset	-	-	6,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(13,500)	(10,000)	(3,000)
Technology purchase payable	-	-	12,000

Net Cash Used In Operating Activities	(17,623)	(21,384)	(65,445)

Cash Flows From Investing Activities
Payment for technology rights	(10,000)	(3,000)	(15,000)

Net Cash Used In Investing Activities	(10,000)	(3,000)	(15,000)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	92,500

Net Cash Provided By Financing Activities	-	-	92,500

Increase (decrease) in Cash and Cash Equivalents	(27,623)	(24,384)	12,055

Cash and Cash Equivalents, Beginning of Period	39,678	65,832	-

Cash and Cash Equivalents, End of Period	$ 12,055	$ 41,448	$ 12,055

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

QUANTUM VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2007
Unaudited

NOTE 1 - NATURE OF OPERATIONS

Organization

Quantum Ventures, Inc. (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company is a development stage company engaged in the business of commercializing the development of office system software.

Interim Reporting

 While the information presented in the accompanying interim three and nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the June 30, 2006 audited annual financial statements of Quantum Ventures, Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited June 30, 2006 annual financial statements.

Operating results for the three months and nine months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended June 30, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction

QUANTUM VENTURESINC.

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2007

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES (Continued)

of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes

F-5 QUANTUM VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2007
Unaudited

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES (Continued)

that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  The Company

QUANTUM VENTURESINC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2007
Unaudited

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES (Continued)

does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Mediflow” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.   The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of March 31, 2007, there is no balance due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Icon” mean Quantum Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended March 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Quantum Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Delta BC, Canada. Our principal business is the development, marketing and of a software product called Mediflow.

About Our Business

We are a development stage company.  We have produced no revenues to date, and have not begun revenue producing activities.  We have had extremely limited operations and have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date. Our auditors have included in their report covering our financial statements for the period from incorporation to June 30, 2006, that there is substantial doubt about our ability to continue as a going concern. Our business plan is to further develop and commercialize the MediFlow Software Program, a medical tracking software program that will assist healthcare professionals in diagnosing and recommending treatment for patients. Mediflow scans keywords of a healthcare professional’s input and compares it to an indexed database utilizing both Heuristic and Boolean logical algorithms.   The software compares the disease database looking for matching symptoms, analyzes the true phase (during current treatment), and the medications or other treatments being used.  It then matches the results with models found in the database, flagging any abnormalities in both the diagnosis and treatment, and suggesting a solution.

MediFlow has the capability to also provide third-party specialists with HIPAA-compliant access to patient information for their review and recommendations.   Access can be provided through the interactive use of text, audio, pictures or video both encapsulated and streaming; currently, the software supports both Audio and Visual access through .wav files, allowing it to also interface with third party software to make these features functional.

Software functionality is dependent on the accurate input of patient data. Software gateways are open to add modules to and for database integration, by permitting searches of the healthcare professional’s database and third-party databases. We may lease or acquire a third party data base to improve existing functionality for marketing purposes.  At present, costs associated with such lease or acquisition is not known. We plan to market our software as a service to Doctors and other health professionals in the U.S. and Canada.  We plan to further develop our software program as an easy to use, functional, responsive and integrated program that focuses on the needs of the Heath Care community.

Plan of Operation

Financial Plan

As of March 31, 2007 we had a cash balance $ 12,055 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2006 we have raised $92,500 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Software Development Plan

We have commenced the process of upgrading the existing software code and will need additional financing to complete these upgrades. We estimate the cost of this initial upgrade to be $50,000. We are pursuing additional funding in order to complete our upgrades. To date we have accomplished the following tasks with respect to the upgrade of our software. We have extensively tested the current software, we have analyzed and targeted areas in the original source code for upgrades, these areas include, the installation program, database, the program’s compiler, additionally, there is no uninstall program in our current version of the program so any data or files have to be deleted manually from the program. As an additional upgrade we would add in an uninstall program. We anticipate commencing these upgrades in April 2007 and are currently in the process of scheduling programming time with a qualified programmer.

Website Development Plan

The development of our website was initially completed during April of 2007. The Company briefly had their website operational, but the site did incur technical difficulties with respect to their software program being able to operate within in a web browser. The Company is currently and still working at rectifying these difficulties and anticipate having a temporary site posted in September 2007

Our website address on the Internet at www.medi-flow .com the next twelve months.

Website Hosting Plan

Our website will be hosted by Net work Solutions and will be charging us approximately $15 per month to host our website. Over the next twelve months the cost of hosting our website will be $180

Marketing Plan

We plan to undertake the development of a logo and other art and to develop a look and feel for our brochures and web site and that we will incorporate into an advertising and marketing campaign.  We anticipate that initial marketing expenses, including travel for the first year will be approximately $75,000.  We anticipate that the marketing materials and campaign would be designed by an outside marketing consulting firm.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant charges us $1,000 to assist in the preparation of our quarterly financial statements and $2,500 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $2,000 to review our quarterly financial statements and approximately $7,500 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $18,500 to pay for our accounting and audit requirements.

SEC Filing Plan

We have become a reporting company in 2007. Our SB-2 was declared effective on June 8, 2007. This means that we will file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $650 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs to pay for three quarterly filings, one annual filing.

Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to achieve sufficient financing required to proceed with our plan of operation. If we do not obtain the necessary financing, then our plan of operation will be scaled back according to the amount of funds available. Our inability to raise the necessary financing may restrict our ability to complete product development and market our product.

RESULTS OF OPERATIONS Third Quarter Summary

9 Months EndedMarch 31

2007

2006

Revenue

$Nil

$Nil

Expenses

(4,123)

(11,384)

Net Income (Loss)

$4,123)

$11,384)

Revenues

We have not earned any revenue to date and we do not anticipate earning revenue until we have completed commercial development and upgrades of our Mediflow software program. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our Mediflow software program, once development upgrades are complete.

Operating Costs and Expenses

Our expenses decreased by $7,261 during the three-month period ended                March 31,2007 over the same period ended March 31, 2006 This increase is primarily the result of increases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the six months ended March 31, 2007, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

Subject to our ability to obtain additional financing, of which there is no assurance, we expect that our product and business development activities will continue to increase over the course of the current fiscal year. As such, we expect that our operating expenses will also continue to increase at a significant rate.

We anticipate our operating expenses will increase as we undertake our plan of operations and continue to implement our business plan. The increase will be attributable to increased product and business development activities and the professional fees associated with complying with our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

At March 31,2007

  At June       30, 2006

Current Assets

          $12,055

$39,687

Current Liabilities

          ( -    )

     $13,500

Working Capital (Deficit)

          (12,055)

(26,187)

Cash Flows

NineMonths Ended December 31

2007

2006

Cash Flows from (used in) Operating Activities

$(4,123)

(11,384)

Cash Flows from (used in) Investing Activities

--

--

Cash Flows from (used in) Financing Activities

0

0

Net Increase (decrease) in Cash During Period

$(27,623)

(24,384)

The increase in our working capital deficit at March 31, 2007 as compared to our fiscal year ended June 30, 2006 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of March 31,2007, the date of our most recently available financial statements, we had cash on hand of $12,055   Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

We anticipate spending approximately $355,000 over the next twelve months in pursuing our plan of operation. This amount is in excess of our current working capital reserves and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our product. Accordingly, we will require additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the consolidated financial statements included with this Quarterly Report on Form 10-QSB.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Contributed Executive Services

Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business. Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided.

RISK FACTORS

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require financing in the amount of $355,000 in order to fund our plan of operation over the next twelve months. We presently do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us or at all. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

Limited Operating History, Risks Of A New Business Venture

We were incorporated on April 14, 2004 and, prior to our acquisition of Mediflow, we had been involved primarily in organizational activities and in seeking business opportunities and products. We have not earned any revenues to date.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our Business Operations, Assets and Personnel Are Located Outside The United States

Although we are incorporated in the United States, all of our current operating activities are conducted in, and all of our assets and personnel are located in, Canada. As such, investors in our securities may experience difficulty in enforcing judgments or liabilities against the Company or our personnel under United States securities laws.

Our corporate headquarters are located at 8926 Shepherd Way Delta BC, Canada As we are a Nevada corporation, we are required to maintain a resident agent in the State of Nevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our resident agent in Nevada. Our resident agent for this purpose is Nevada Agency and Trust 50 West Liberty Street, Suite 880 Reno Nevada 89501.

As a Nevada corporation, we are subject to the laws of the United States, including the federal securities laws of the United States, and to the jurisdiction of United States courts. As such, investors may bring proceedings against us, and enforce judgments obtained against us, in United States courts.

Generally, original actions to enforce liabilities under United States federal securities laws may not be brought in a Canadian court. Such actions must be brought in a court in the United States with applicable jurisdiction. Persons obtaining judgments against us in United States courts, including judgments obtained under United States federal securities laws, will then be required to bring an application in a Canadian court to enforce such judgments in Canada.

Competition Is Intense And We May Be Unable To Achieve Market Acceptance

The business environment in which we intend to operate is highly competitive. Currently, there exists a number of software products similar to ours and we expect to experience competition from a number of established companies involved in the software development industry. Certain of our potential competitors will have greater technical, financial, marketing, sales and other resources than us.

In addition, while the software development industry is a mature one, we are unable to provide assurances that our target customers and markets will accept our technologies or will purchase our products and services in sufficient quantities to achieve profitability. If a significant market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses incurred to develop products and we may be unable to meet our operational expenses. Acceptance of our products by companies and other organizations will depend upon a number of factors, including the cost competitiveness of our products, customer reluctance to try new products or services, or the emergence of more competitive or effective products.

Rapid Technological Changes  Could Make Our Product Obsolete

The software development industry is characterized by rapid technological change and intense competition. New technologies, products and industry standards will develop at a rapid pace which could make our planned products obsolete. Our future success will depend upon our ability to develop and introduce product enhancements to address the needs of customers. Material delays in introducing product enhancements may cause customers to forego purchases of our product and purchase those of competitors.

Dependence On Key Personnel

Our success will largely depend on the performance of our directors and officers and our key consultants. Our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

ITEM 3.                CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

none.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

Other Events

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number

Description of Exhibit

      31.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended March 31, 2007,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM VENTURES, INC.

Date:

September 17, 2007

By:

/s/      DesmondRoss

Desmond Ross

Chief Executive Officer, Chief Financial Officer

President,

(Principal Executive Officer

and Principal Accounting Officer)