Form 10KSB
period 2007-06-30
Quantum Ventures Inc.
filed 2007-10-01
CIK 1301843

                                        10KSB ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended June 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER

QUANTUM VENTURES, INC.
(Name of small business issuer in its charter)

NEVADA	APPLIED FOR
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8926 Shepherd Way
, Delta, British Columbia, Canada	V6C 4K1
(Address of principal executive offices)	(Zip Code)

(604) 783-5865
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

                Securities registered under Section 12(g) of the Exchange Act:

                Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $146,500

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 1, 2007 the Issuer had 14,650,000 Common shares outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", Icon” and the “Company” mean Icon Development Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.     DESCRIPTION OF BUSINESS.

We are a development stage company. Our plan is to commercialize a medical management program and related software applications.  We are in the early development stages for our software application and infrastructure build out, and have not as yet engaged in revenue producing activities.  We will provide products and services to enable medical professionals and staff to more effectively manage and share information, service and support activities, data management.  Our objective is to complete pre-marketing activities and to actively market and support a commercial product and to earn revenues from medical professionals or other health related organizations worldwide. Our sources of revenue will come from purchases of our software. We have earned no revenues to date.

Corporate Background

Quantum Ventures, Inc. is a corporation formed under the laws of the State of Nevada on April 14, 2004 whose principal executive offices are located in Delta BC, Canada. Our principal business is the development, production, marketing and sales via the Internet of a software product called Mediflow.

Recent Corporate Developments Prior to June 30, 2007

On June 12, 2007 our Prospectus on Form SB-2 with the Securities and Exchange Commission In Washington DC, was declared effective.

We registered the sale of 8,650,000  (the “Shares”) of our common stock on a offered by selling stockholders of Quantum at a price of $0.01  per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No.), effective on June 12, 2007 (the “Effective Date”).

We did not receive any proceeds from the sale of the shares of common stock being offered by the selling stockholders. The Offering will terminate 180 days after the Effective Date.

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “QTMV in September, 2007.

Recent Corporate Developments Subsequent to June 30, 2007

We experienced no significant developments since the completion of our fiscal year ended June 30, 2007

In General

We are a development stage company. Our plan is to commercialize an enterprise related software applications. We are in the early stages for our software application and infrastructure build out, and have not as yet engaged in revenue producing activities.  We provide products and services to enable a health professional to more effectively manage and share patient information via a HIPAA compliant method as well as the data management of a patients medical history.  Our objective is to complete development and pre-marketing activities and to actively market and support a commercial product and to earn revenues from medical professionals or other health related organizations worldwide via the Internet from our website at http://www.medi-flow.com

About our Business

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

Research and Development Expenditures

We have not expended any money on research and development as yet, but have devoted significant time from our officers, directors and technical associates in such matters.  We have however spent to date $18,000.00 on the acquisition of prior development costs and plan to expend in the next 24 month period the sum of $255,000 on expenses associated with the further development and continuous upgrading of our software program, $75,000 on Marketing,             $ 10,000 on additional equipment,$3500 on trade marking, $6500 on Website development. We expect to raise additional funding through either debt or equity funding and is most likely to be equity funding by way of private placement or initial public offering. Also, Management has agreed to make or arrange for short term loans to the company, in absence of additional funding.

However, it is doubtful that these short term loans would be adequate to cover the total amount of funds needed to complete our business plan and we have not made any arrangements for a line of credit or other form of debt financing.

Providing we can raise additional funding we expect to continue to develop our software program and expect to devote a significant proportion of our revenues and capital funds to developing enhancements to our software program..

Marketing Strategy

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

Industry Background – Competition

There are numerous established, better capitalized companies in the medical software market space.  We will potentially compete with numerous providers of medical software and medical services companies such as, the Mayo Clinic, Tripp Data Base, Disease Data Base.com, Doctors Guide-www.plsgroup.com, www.pubmed.com (National Libraries of Medicine) and www.mednets.com to name a few,  all of which have far greater financial and other resources than we do. Many of these companies have established histories and relationships in providing online applications or systems that enable them to attract talent, marketing support, the interest of decision makers and financing. Moreover, proven track records are of paramount consideration in selecting vendors. Our main competition is Mayer Zev Enterprises, who have developed their own Infectious disease analytical tool.

While our management team has significant business experience, we, as a company, have no proven track record in the medical software industry. We can provide no assurance that we will be able to successfully market a commercially viable product or compete in this industry.

Intellectual Property

To date, we have not been granted any patents, trademarks, franchises, concessions or labor contracts at this time, however, we are in the process of making application for trademarks in Canada and the United States and in the future other jurisdictions, and have no assurance of our ability to continue to use such names in association with the sale of our products and services.

In the future we will enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information and will apply for other protections in the form of patents and copyrights if applicable, in order to fully protect our proprietary software. Failure to provide adequate protection our proprietary rights could expose us to infringement of our rights by other parties and could offer similar services, significantly harming our competitive position and decreasing our revenues.

Government Regulation

We currently do not require approval of any government to offer our products and services. We do not expect that there will be any governmental regulations on our business. We are voluntarily refusing to accept orders from the following countries: Afghanistan, Angola, Cuba, Democratic People's Republic of Korea [North Korea], Eritrea, Federal Republic of Yugoslavia [Serbia and Montenegro], Iran, Iraq, Liberia, Libya, Myanmar [Burma], Rwanda, Sierra Leone, Syria, and Sudan.

We expect no costs or effects of compliance of federal, state and local environmental laws on our business.

Employees

We have two part-time employees, our President, Mr. Ross who dedicates about 20 hours per week to our business and Mr. Nittritz our Secretary also dedicates about 20 hours per week to our business

Subsidiaries

We have no subsidiaries.

ITEM 2.     DESCRIPTION OF PROPERTY.

The mailing address of our business is 8926 Shepherd Way Delta BC, Canada V6C 4K1 Our Secretary provides office space at his residence to us at no charge. The cost of the donated premises is valued at $0 per month on our financial statements. We rent web space on the Internet at http://www.medi-flow.com from our hosting provider Network Solutions for $15 per month. We own the mentioned Internet domain name providing we pay the ongoing annual fees of approximately $25 per year. We have no mortgage or lien on any of our property.

Our office space is approximately 200 sq. ft. and contains a desk, chair, computer,  printer, facsimile machine  All physical assets in our office are loaned to us by Mr. Nittritz at no cost to us. Our property is adequate, suitable, has enough capacity to operate our business and is in good condition.

We own no real estate holdings and we have no policy to acquire assets for possible capital gain or income.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock originally commenced trading on the OTC Bulletin Board under the symbol “QTMV” on September 6, 2007

QUARTER	HIGH ($)	LOW ($)
3rd Quarter 2007	$0	$0

Holders of Common Stock

As of June 30, 2007, there were 41 registered shareholders of our common stock.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)

we would not be able to pay our debts as they become due in the usual course of business; or except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Recent Sales Of Unregistered Securities

As of June 30, 2007 we have sold 14,650,000 shares of unregistered securities. All of these 14,650,000 shares were acquired from us in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 and were sold to Canadian residents.

The shares include the following:

1.   On May7, 2004, we issued 6,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $6,000 to our President (the funds from this offering were received by, May7, 2004.; and

2.   Between May 8, 2004 and June 30, 2004 we issued 8,650,000 shares of common stock to 40 non-affiliate Canadian residents at a price of $0.01 per share for cash proceeds of $86,500,000  all funds from this offering were received by June 30, 2004 .

3.   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operation and other sections of this Annual Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

PLAN OF OPERATION

Financial Plan

As of June 30, 2007 we had a cash balance $8,026 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2007 we have raised $92,500 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Website Development Plan

The development of our website is ongoing and was initially completed and went online briefly in April 2007. Development of our website was conducted by Danby Technologies Corp., with the cost of the website development anticipated at $3,000. Our website will be located on the Internet at http://www.medi-flow.com. Our website will allow our customers to purchase Mediflow for Windows online as well as try out the product prior to purchasing. Customers will be able select either US or Canadian funds to pay for their purchase. We will offer payment options by check/money order or PayPal. PayPal is an online payment service owned by eBay Inc. PayPal's website is located on the Internet at http://www.paypal.com Once completed we do not anticipate having to develop our website further within the next twelve months.

Website Hosting Plan

Our website will be hosted by Network Solutions and will be charging us $15 per month to host our website. Over the next twelve months the cost of hosting our website will be $180.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant charges us $1,000 to assist in the preparation of our quarterly financial statements and $2,500 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $2,000 to review our quarterly financial statements and approximately $7,500 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $15,000 to pay for our accounting and audit requirements.

Plan of Operation

On October 13, 2005, we filed our SB-2 with the SEC and became a reporting company upon the SB-2 being effective. As a result, we will continue to file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $750 per quarter to support our quarterly and annual filings.

During the next 12 months, our business plan is to continue to develop, maintain and promote Mediflow to earn revenues from its sales. We anticipate that any additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to continue the transition into Mediflow. In the absence of such financing, our business will fail. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or that the revenues generated will exceed the operating costs of our business. We have no employees as of June 30, 2007. We conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Over the next twelve months, we plan to complete the following objectives within the time periods specified, subject to our obtaining any additional funding.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their audit report included in our audited financial statements for the year ended June 30, 2007 that there currently exists substantial doubt about our ability to continue as a going concern.

We anticipate that we will incur over the next twelve months the following expenses:

Category

Planned Expenditures Over
The Next 12 Months (US$)

Legal and Accounting Fees

$20,000

Office Expenses

$5,000

Software development

$255,000

TOTAL

$280,000

Our total expenditures over the next twelve months are anticipated to be approximately $280,000. Our cash on hand as of June 30, 2007 is $8026. We do not have insufficient cash on hand to pay the costs of marketing the Mediflow version 1.5 and its initial production. , we will require additional financing in order to proceed with any additional work, marketing and initial manufacturing.

RESULTS OF OPERATIONS

For the period from inception on April 14, 2004 to June 30, 2007, we have not earned any operating revenue. We had an accumulated net loss of $91,974 since inception. We incurred total expenses of $91,974 since inception.

We have not earned any substantial revenues since inception. We do not anticipate earning revenues until such time as we complete further development, marketing and production of the Mediflow software program. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our product or that the revenues generated will exceed the operating costs of our business.

Administrative Expenses

We incurred administrative expenses in the amount of $ 0 for the period from April 14, 2004 (inception) to June 30, 2007. Administrative expenses for this period included the following expenses:

	Period From Inception	Fiscal Year Ended	From Date of Inception
Administrative Expenses	to June 30, 2007	June 30, 2006	to June 30, 2007
Amortization	-	-	-
Donated Rent	-	-	-
Donated Services	-	-	-
General and Administrative	652	6,654	38,974
Impairment loss on equipment	-	-	6,000
Professional Fees	15,000	20,000	47,000
Total Administrative Expenses	15,652	26,654	91,974

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our continuing development, promotion and production of our Mediflow software program and any costs associated with the transition into Mediflow. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $91,974 for the period from inception to June 30, 2007. Our loss was attributable to the costs of operating expenses which primarily consisted of professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto.

Liquidity and Capital Resources

Working Capital
			Percentage
	At June 30, 2007	At June 30, 2006	Increase / (Decrease)
Current Assets	8,026	39,678
Current Liabilities	7,500	500
Working Capital (Deficit)	526	39,178

Cash Flows
	Year Ended June30
	2007	2006
Cash Flows Used In Operating Activities	$(21,652)	$(26,154)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided By Financing Activities	-
Net Increase In Cash During Period	(31,652)	(26,154)

As at June 30, 2007, we had cash of $8,026 and a working capital deficit of  In addition, once we have completed our twelve month plan for developing and marketing our products, depending on the success of our initial marketing efforts, we will require additional funds to implement an advertising campaign to establish and enhance awareness of the Mediflow software program. The decreases in our working capital at June 30, 2007 from our year ended June 30, 2006 are primarily a result of the increased proceeds from issuance of common stock. The increase in our cash used during the period ended on June 30, 2007, from the comparable periods of the preceding fiscal years are due to our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no significant revenue on June 30, 2007.

Future Financings

As of June 30, 2007, we had cash on hand of $8,026. Since our inception, we have used our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2007, that there is substantial doubt that we will be able to continue as a going concern.

We have no revenues to date from our inception. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

Property and Equipment

Property and equipment is recorded at cost and was being amortized on a straight-line basis over the estimated life of two years.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Revenue Recognition

The Company recognizes revenue from the sale of pre-packaged software products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of pre-packaged software products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs are amortized based on their estimated useful life over three years. Internal costs related to the development of website content will be charged to operations as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, ”Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employees services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the Implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

RISKS AND UNCERTAINTIES

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund Continued Funding And The Successful Production, Marketing And Sales Of The Mediflow Software Product.

We have incurred a net loss of $91,974 for the period from inception to June 30, 2007, and have earned no revenues to date. We expect to lose more money as we spend additional capital to continue to produce and market the Mediflow software product, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $8,026 as of June 30, 2007. Our total expenditures over the next twelve months are anticipated to be approximately $280,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with this offering and as a result of our becoming a reporting issuer under the Exchange Act.

We presently do not have sufficient cash on hand to fund our proposed expenditures beyond the next twelve months and will require additional financing. Further marketing, production and manufacturing work will also require additional funding in the event that our cash on hand is insufficient for any additional work proposed. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Our financial statements included with this Annual Report have been prepared assuming that we will continue as a going concern. If we are not able to earn revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

Our Short Operating History Makes our Business Difficult To Evaluate, Accordingly, We Have A Limited Operating History Upon Which To Base An Evaluation Of Our Business And Prospects.

Our business is in the early stage of development and we have not generated any substantial revenues or profit to date. We commenced our operations in April, 2004. We are presently engaged in the development, of the Mediflow software program. Unless we are able to secure adequate funding, we may not be able to successfully continue development and market the Mediflow software product and our business will most likely fail. Because of our limited operating history, investors may not have adequate information on which they can base an evaluation of our business and prospects. To date, we have done the following:

(i)	Completed organizational activities;
(ii)	Developed a business plan;
(iii)	Obtained interim funding;
(iv)	Engaged consultants for professional services;
(v)	Produced an initial version of an Mediflow; and
(vi)	Developed an Internet website.

In order to establish ourselves as a manufacturer of Mediflow software, we are dependent upon continued funding and the successful production, marketing and sales of the Mediflow software product. Failure to obtain funding for continued development and marketing would result in us having difficulty establishing sales or achieving profitability. Investors should be aware of the increased risks, uncertainties, difficulties and expenses we face as a development stage company and our business may fail and investors may lose their entire investment.

We have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. These risks include: the initial completion of a developed product, the demand for the company’s product, the company’s ability to adapt to rapid technological change, the level of product and price competition, the company’s success in setting up and expanding distribution channels and whether the company can develop and market new products and control costs.

To address these risks, we must successfully implement our business plan and marketing strategies. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter. We have no history of earning revenues and there is no assurance that we will be able to generate revenues from sales or that the revenues generated will exceed the operating costs of our business.

Operating Results Are Difficult To Predict, With The Result That We May Not Achieve Profitability And Our Business May Fail.

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

•

Our ability to successfully market Mediflow products and attract customers;

•

Our ability to generate revenue through the sales of Mediflow products;

•

The timing, cost and availability of other Mediflow distributors comparable to ours;

•

The amount and timing of costs relating to expansion of our operations;

•

The announcement or introduction of competing distributors and products of competitors; and

•

General economic conditions and economic conditions specific to the internet and electronic commerce.

The Company believes that it can compete favorably on these factors. However, the Company will have no control over how successful its competitors are in addressing these factors. These factors could negatively impact on our financial results, with the result that we may not achieve profitability and our business may fail.

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained.

As of June 30, 2007, we had cash in the amount of approximately $8,026. Our total expenditures over the next twelve months are anticipated to be approximately $280,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of Mediflow. The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our June 30, 2007 financial statements, we are in the development stage of operations, have had losses from operations since inception, and have nominal revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

We Will Rely On Our Internet Service Provider For The Operation Of Our Business, If The Quality Of Products And Services Provided By Our Internet Service Provider Falls Below A Satisfactory Standard, Our Business Could Be Harmed.

Our current state of technology involves utilizing commercially available licensed technology to operate our web portal, through Danby Technologies., the host and monitor of our Website and our internet service provider.

We depend on our internet service provider for the following:

•

we do not own a gateway onto the internet, but instead rely on an internet service provider to connect our website to the internet; and

•

the website depends on operating system, database, and server software that has been developed, produced by third parties.

We are not substantially dependent on any third party. We have no formal agreements with our internet service provider and do not anticipate any difficulty in locating another internet service provider in the event we experience any disruption in service. However, if we are unable to locate another internet service provider within a sufficient amount of time, or if the quality of products and services provided by such third parties falls below a satisfactory standard, our business could be harmed. A disruption in service, whether due to internal technical or external factors, could result in customer dissatisfaction and loss of credibility. Also, our loss of or inability to maintain or obtain upgrades to certain licensed technology could result in delays in developing our systems until equivalent technology could be identified or developed, and integrated.

We Depend On Recruiting And Retaining Qualified Personnel And The Inability To Do So Would Seriously Harm Our Business.

Our success is dependent in part on the services of certain key management personnel, including Desmond Ross, our President, and Ronald Nittritz our Secretary and Treasurer. We presently do not have a management agreement with Mr. Ross or Mr. Nittritz . We do not have any agreements with any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

We may also experience difficulty in hiring and retaining highly skilled consultants with appropriate qualifications. We are materially dependent on our financial consultant. If we are unable to retain the services of this consultant, or if we are unable to attract a qualified employee or financial consultant, we may be unable to prepare financial statements, which could cause our business to fail. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

Because Our Directors Have Only Agreed To Provide Their Services On A Part-Time Basis, They May Not Be Able Or Willing To Devote A Sufficient Amount Of Time To Our Business Operations, Causing Our Business To Fail.

Our director and officer is employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Ross, our President, is not expected to spend a significant amount of time on our business. Mr. Ross expects to expend approximately 30 hours per week on our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders. Should our business develop faster than anticipated, the officer and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

A Disruption In Our Hosting Services, Whether Due To Internal Technical Or External Factors, Could Result In Customer Dissatisfaction And Loss Of Credibility.

Substantially all of our communications software and hardware and computer hardware is expected to be hosted at a remote facility. The host’s systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the host’s implementation of network security measures, its servers may also be vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of the hosts’ systems and similar disruptive problems. A disruption in service, whether due to internal technical or external factors, could result in customer dissatisfaction and loss of credibility. We do not have property and business interruption insurance to compensate for losses that may occur resulting from such problems.

We May Become Liable For Defects Or Licensing Issues That Arise In The Mediflow Software And This Could Negatively Affect Our Business.

Since we plan to sell the Mediflow software through our website and on CD-Rom, we may become liable for any defects that exist in the Mediflow software, or any licensing issues that may arise, such as, but not limited to, patent and copyright disputes. If we are deemed to be liable for any defects or licensing issues, this will have a material adverse impact on our financial condition and results of operation.

Because We Are Significantly Smaller And Less Established Than Other Distributors of, We May Lack The Financial Resources Necessary To Compete Effectively And Sustain Profitability.

Our future success depends on our ability to compete effectively with other distributors of products similar to the Mediflow software product. Many of these competitors are more established, offer more products, services and features, have a greater number of clients, locations, and employees, and also have significantly greater financial, technical, marketing, public relations, name recognition, and other resources than we have. While our objective is to continue to develop our products, if we do not compete effectively with current and future competitors, we may not generate enough revenue to be profitable. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment.

Increased competition may result in increased operating costs and the inability to generate revenues, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than us. As a result, such competitors may be able to attract potential customers away from us, and they may be able to devote greater resources to the development and promotion of their products than we can.

We Do Not Intend To Pay Dividends In The Near Future.

Our board of directors determines whether to pay dividends on our issued and outstanding shares. The declaration of dividends will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our board does not intend to declare any dividends on our shares for the foreseeable future.

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

(i)	the bid and offer price quotes in and for the "penny stock", and the number of shares to which the quoted prices apply;

(ii)	the brokerage firm's compensation for the trade; and

(iii)	the compensation received by the brokerage firm's sales person for the trade.

                 In addition, the brokerage firm must send the investor:

(i)	a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account; and

(ii)	a written statement of the investor's financial situation and investment goals.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Legal remedies, which may be available to you as an investor in "penny stocks", are as follows:

(i)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

(ii)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(iii)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve  the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

Because Our Director And Officer Owns The Majority Of Our Company's Common Stock, He Has The Ability To Override The Interests Of The Other Stockholders.

Our President owns 40.96 % of our outstanding common stock and serves as our Officer. Investors may find the corporate decisions influenced by our President are inconsistent with the interests of other stockholders. Sale of investors’ shares may be difficult or impossible as we only recently commenced trading on the Over the Counter Bulletin Board.

Though we are listed for a quotation on the Over the Counter Bulletin Board, buyers may be insufficient in numbers to allow for a robust market, and it may prove impossible to sell your shares. Our common stock has no prior market and resale of your shares may be difficult without considerable delay or impossible.

Enforcement Of Legal Process May Be Difficult.

All members of our Board of Directors and management reside in Canada. As well, our head office is located in Canada. Accordingly, service of process upon individuals related to us may be difficult or impossible to obtain within the United States. In addition, because all of our assets are located outside of the United States, any judgment obtained in the United States against us may not be collectible within the United States.

Our Business Is Exposed To Foreign Currency Fluctuations Causing Negative Changes In Exchange Rates To Result In Greater Costs.

A portion of our revenue, expenses and capital spending will be transacted in Canadian dollars. We do not have a foreign currency hedging program in place. Due to the unpredictable behavior of foreign currency exchange rate fluctuations we cannot assure that this will not have a material adverse impact on our financial condition and results of operation.

Our Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we were recently incorporated on April 14, 2004, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

ITEM 7.     FINANCIAL STATEMENTS.

QUANTUM VENTURES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the year ended June 30, 2007

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statement of Changes in Shareholders' Equity	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-13

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors

of Quantum Ventures, Inc.

We have audited the accompanying balance sheet of Quantum Ventures, Inc. (a Development Stage Company) as of June 30, 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2007 and the period from April 14, 2004 (inception) through June 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantum Ventures, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the year ended June 30, 2007 and the period October 5, 2004 through June 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, & Associates

Hollywood, Florida

September 28, 2007

F2

QUANTUM VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30,
2007
ASSETS

Current Assets
Cash	$ 8,026

Total Current Assets	8,026

Total assets	$ 8,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account payables and accrued expenses	$ 7,500

Total Current Liabilities	7,500

Total Liabilities	7,500

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
14,650,000 shares issued and outstanding	14,650
Additional paid-in capital	77,850
Deficit accumulated during the development stage	(91,974)

Total Stockholders' Equity	526
Total Liabilites and Stockholders' Equity	$ 8,026

QUANTUM VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from April 14,
	June 30, 2007	June 30, 2006	2004 (inception)
			to June 30, 2007

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	15,652	26,654	85,974
Impairment of intangible asset	-	-	6,000

Total operating expenses	15,652	26,654	91,974

Net loss before provision for income taxes	(15,652)	(26,654)	(91,974)

Provision for income taxes	-	-	-

Net loss	(15,652)	(26,654)	(91,974)

Weighted average common shares outstanding -
Basic and diluted	14,650,000	14,650,000	14,650,000

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)

QUANTUM VENTURES, INC.
		(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Accumulated	Stockholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Equity

BALANCE, APRIL 14, 2004 (INCEPTION)	-	-	-	$ -	$ -	$ -
Common shares issued at par value	-	-	-	-	-	-
Common shares issued at $0.001 per share	-	-	8,650,000	8,650	77,850	-	86,500
Common shares issued at $0.001 per share	-	-	6,000,000	6,000	-	-	6,000

Net loss	-	-	-	-	-	(9,557)	(9,557)

BALANCE, JUNE 30, 2004	-	-	14,650,000	$ 14,650	$ 77,850	$ (9,557)	$ 82,943
Net loss	-	-	-	-	-	(40,111)	(40,111)

BALANCE, JUNE 30, 2005	-	-	14,650,000	$ 14,650	$ 77,850	$ (49,668)	$ 42,832
Net loss	-	-	-	-	-	(26,654)	(26,654)

BALANCE, JUNE 30, 2006	-	-	14,650,000	$ 14,650	$ 77,850	$ (76,322)	$ 16,178
Net loss						(15,652)	(15,652)

BALANCE, JUNE 30, 2007	-	-	14,650,000	$ 14,650	$ 77,850	$ (91,974)	$ 526

QUANTUM VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	For the Period
	Ended	Ended	from April 14,
	June 30, 2007	June 30, 2006	2004 (inception)
			to June 30, 2007
Cash Flows From Operating Activities
Net loss	$ (15,652)	$ (26,654)	$ (91,974)
Impairment of intangible asset	-	-	6,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(6,000)	500	16,500

Net cash provided by (used in) operating activities	(21,652)	(26,154)	(69,474)

Cash Flows From Investing Activities
Payment for technology rights	(10,000)	-	(15,000)

Net cash used in investing activities	(10,000)	-	(15,000)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	92,500

Net cash provided by financing activities	-	-	92,500

Increase (decrease) in cash and cash equivalents	(31,652)	(26,154)	8,026

Cash and Cash Equivalents, Beginning of Period	39,678	65,832	-

Cash and Cash Equivalents, End of Period	$ 8,026	$ 39,678	$ 8,026

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

QUANTUM VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2007 and the period April 14, 2004 (inception)

through June 30, 2007

NOTE 1 - NATURE OF OPERATIONS

Organization

The Company was incorporated in Nevada on April 14, 2004.  The Company is a development stage company engaged in the business of commercializing the development of an online office service.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $15,652 for the year ended June 30, 2007; and a net loss of $91,974 for the period from April 14, 2004 (inception) to June 30, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern. To the extent management’s plans are unsuccessful in circumventing the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Quantum Ventures Ltd., (QVL), a Company incorporated under the Company Act of British Columbia on May 13, 2004.  All inter-company transactions have been eliminated.

F-2

QUANTUM VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2007 and the period April 14, 2004 (inception)

through June 30, 2007

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,’ which allows entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

QUANTUM VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2007 and the period April 14, 2004 (inception)

through June 30, 2007

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.  Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Loss Per Share

The Company computed basic and diluted loss per share amounts for June 30, 2006 pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of June 30, 2006 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Recent Authoritative Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting

QUANTUM VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2007 and the period April 14, 2004 (inception)

through June 30, 2007

of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

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

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized

QUANTUM VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2007 and the period April 14, 2004 (inception)

through June 30, 2007

on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

 FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

F11

QUANTUM VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2007 and the period April 14, 2004 (inception)

through June 30, 2007

NOTE 4 – TECHNOLOGY PURCHASE AGREEMENT

By an agreement dated May 19, 2004 the Company purchased software, known as “Mediflow” in consideration of payment to the Vendor of $18,000.  This agreement requires an initial non-refundable deposit of $5,000, $3,000 due upon the execution of the agreement, and the remaining $10,000 to be paid during April 2006 and was subsequently amended to extend the payment period to July 31, 2006 but no later than September 15, 2006. In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology. As of June 30, 2007, the entire remaining balance of $10,000 has been paid.

NOTE 5 – STOCKHOLDERS’ EQUITY

On May 7, 2004, the Company issued 8,650,000 of its common shares for cash of $86,500.

On June 30, 2004, the Company issued 6,000,000 of its common shares for cash of $6,000.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended June 30, 2007 consists of the following:

	2007	2006
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	(91,974)	(76,322)
State	-	-
Tax (benefit) from the decrease in valuation allowance	91,974	76,322
Provision (benefit) for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	34.0%
State income taxes Other Valuation allowance	- - (34.0)%

QUANTUM VENTURES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2007 and the period April 14, 2004 (inception)

through June 30, 2007

State income taxes Other Valuation allowance	- - (34.0)%
Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes.  The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2007
Net operating loss-carryforwards	$91,974
expiring between 2017-2020	-
Depreciation and amortization	-
Other	-
Deferred income tax asset	$91,974

The net deferred tax assets and liabilities are comprised of the following:

2007
Deferred tax assets:	$-
Current	-
Non-current	31,271
Less: valuation allowance	(31,271)
Net deferred income tax asset	$-

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.     OTHER INFORMATION.

None.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of officers and directors, their present positions with our company, and their biographical information.

Name and Address of Directors/Officers	Age	Position

Desmond Ross	42	Chief Executive Officer, Chief Financial
		Officer, President, Director
Ronald Nittritz	50	Secretary, Treasurer

The directors named above will serve until the next annual meeting of the stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was to be selected as a director or officer

Biographical Information

Desmond Ross , our founder, has served as the our President, Chief Executive Officer and Chief Financial and Accounting Officer and a director continuously since April 14, 2004. Mr. Ross is currently involved as an owner in several enterprises including, Auto Details Inc. an automobile maintenance and appearance company, which he formed in 1993.  Mr. Ross was the owner and manager of The Screaming Kettle, a restaurant, from 1998, until he sold in 2001.  eat café/bistro And sold this enterprise in 2001. Mr. Ross manages commercial and residential properties through 876680 Alberta Ltd., and is a partner in Custom Business Machines Inc., and several entertainment venues, including The Standard Night Club, and Hudson’s South and Hudson’s on Whyte Tap houses. In 2003, Mr. Ross formed Auto Spa Car Wash and Detailing. Mr Ross was a member of YEO (Young Entrepreneurs Organization) and served on its executive committee. Mr. Ross has no formal accounting or finance back ground but does have several years of hands-on business experience, is familiar with accounting procedures and has a full understanding of financial statements.

Ronald Nittritz, has served as a director and our Secretary and Treasurer since April 14, 2004. Mr. Nittritz has been the president and owner of RN Systems Technologies, a computer repair and networking company; he is a Microsoft Certified Professional. Mr. Nittritz has attended Bellingham Technical College where he studied computer programming, and graduated with honors from CDI College of Business and Technology as an Internet and Network Support Specialist.

Significant Employees and Consultants

We have no significant employees other than Mr. Ross and Mr. Nittritz.  of our financial statements.

Committees of The Board Of Directors

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive. Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

24

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics was filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 15, 2005, as amended. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

Compliance with Section 16(A) Of The Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on April14, 2004.

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Desmond Ross	Chief Executive Officer, Chief Financial Officer, President, & Director	2007 2006 2005 2004	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Ronald Nittritz	Secretary Treasurer and Director	2007 2006 2005 2004	nil nil	nil 1,000	nil nil	nil nil	nil nil	nil nil	nil nil

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2007, and we have not granted any stock options since our inception.

Compensation Arrangements

We do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business.

Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided. We do currently do not have any agreements for the compensation of our consultants.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 1, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Desmond Ross Chief Executive Officer, Chief Financial Officer, President, & Director	6,000,000 Direct	40.96%
Common Stock	All Officers and Directors as a Group (1 person)	6,000,000	40.96%
5% Stockholders
Desmond Ross	All Officers and Directors as a Group (1 person	6,000,000	40.96%

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of June 30, 2007, we had 14,650,000 shares of common stock issued and outstanding.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2007
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters; and

•

Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.     EXHIBITS .

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation*
3.4	Bylaws*
3.3	. Articles of Incorporation of QV Ventures Ltd. *
10.1	Acquisition Agreement *

10.2	Amending agreement*
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2007 and June 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2007	Year Ended June 30, 2006
Audit Fees	$7,500	7,500
Audit Related Fees	2,500	2,500
Tax Fees	-	-
All Other Fees	5,000	5,000
Total	$15,000	15,000

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM VENTURES, INC.

Date:	October 1, 2007	By:	/s/ Desmond Ross
DESMOND ROSS
Chief Executive Officer, Chief Financial Officer,
President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
/s/ Ronald Nittritz
RONALD NITTRITZ
Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 1, 2007	By:	/s/ Desmond Ross
DESMOND ROSS
Chief Executive Officer, Chief Financial Officer,
President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
/s/Ronald Nittritz
RONALD NITTRITZ
Secretary, Treasurer and Director