Form 10QSB
period 2007-09-30
Quantum Ventures Inc.
filed 2007-11-14
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30,  2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2007, the Issuer had,14,650,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

QUANTUM VENTURES, INC.

(A Development Stage Company)

                                                            FINANCIAL STATEMENTS

(Expressed in United States Dollars)

September 30, 2007

QUANTUM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
	September 30,	June 30,
	2007	2007
ASSETS
Current Assets
Cash	$ 5,505	$8,026

Total Current Assets	5,505	8,026

Total assets	$ 5,505	$8,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$	$
	10,000	7,500

Total Current Liabilities	10,000	7,500
Stockholders' Equity
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
14,650,000 shares issued and outstanding	14,650	14,650
Additional paid-in capital	77,850	77,850
Deficit accumulated during the development stage	(96,995)	(91,974)
Total Stockholders' Equity	(4,495)	526
Total Liabilites and Stockholders' Equity	$ 5,505	$ 8026

See accompanying notes

QUANTUM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Period	For the Period
	Months Ended	Months Ended	from April 14,	from April 14,
	September 30,	September 30,	2004 (inception)	2004 (inception)
	2007	2006	to September 30,	to September 30,
			2006	2007

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	2,521	1,983	78,305	96,995

Total operating expenses	25,21	1,983	78,305	96,995

Net loss before provision for income taxes	(2,521)	(1,983)	(78,305)	(96,995)

Provision for income taxes	-	-	-	-

Net loss	$ (2,52100)	$ (1,983.00)	$ (78,305.00)	$ (96,995.00)

Weighted average common shares outstanding -
Basic and diluted	14,650,000	14,650,000

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)

See accompanying notes

QUANTUM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from April 14,
	September 30,	September 30,	2004 (inception)
	2007	2006	to September 30,
			2007
Cash Flows From Operating Activities
Net loss	$ (2,5211)	$ (1,983)	$ (88,495)
Impairment of intangible asset	-	-	6,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(10,000)	(10,000)	10,000
Technology purchase payable	-	-

Net Cash Used In Operating Activities	(12,521)	(11,983)	(72,495)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)

Net Cash Used In Investing Activities	-	-	(15,000)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	92,500

Net Cash Provided By Financing Activities	-	-	92,500

Increase (decrease) in Cash and Cash Equivalents	(12,521)	(11,983)	5,505

Cash and Cash Equivalents, Beginning of Period	8,026	39,678	-

Cash and Cash Equivalents, End of Period	$ 5,505	$ 27,695	$ 5,505

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

QUANTUM VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
September 30, 2007
Unaudited

NOTE 1 - NATURE OF OPERATIONS

Organization

Quantum Ventures, Inc. (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company is a development stage company engaged in the business of commercializing the development of office system software.

Interim Reporting

 While the information presented in the accompanying interim three and nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the June 30, 2007 audited annual financial statements of Quantum Ventures, Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited June 30, 2007annual financial statements.

Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended June 30, 2007.

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
September 30, 2007

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
September 30, 2007
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
September 30, 2007
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

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Mediflow” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.   The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of September 30, 2007, there is no balance due.

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

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Quantum” mean Quantum Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended September 30, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

Financial Plan

As of September 30, 2007 we had a cash balance $5,505 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2006 we have raised $92,500 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Software Development Plan

We have commenced the process of upgrading the existing software code and will need additional financing to complete these upgrades. We estimate the cost of this initial upgrade to be $50,000. We are pursuing additional funding in order to complete our upgrades. To date we have accomplished the following tasks with respect to the upgrade of our software. We have extensively tested the current software, we have analyzed and targeted areas in the original source code for upgrades, these areas include, the installation program, database, the program’s compiler, additionally, there is no uninstall program in our current version of the program so any data or files have to be deleted manually from the program. As an additional upgrade we would add in an uninstall program. We anticipate commencing these upgrades in November or December 2007 and are currently in the process of scheduling programming time with a qualified programmer.

Website Development Plan

The development of our website was initially completed during April of 2007. The Company briefly had their website operational, but the site did incur technical difficulties with respect to their software program being able to operate within in a web browser. The Company is currently and still working at rectifying these difficulties and anticipate having a temporary site posted in November or December 2007.

Our website address on the Internet at www.medi-flow.com

Website Hosting Plan

Our website will be hosted by Network Solutions and will be charging us approximately $15 per month to host our website. Over the next twelve months the cost of hosting our website will be $180

Marketing Plan

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

RESULTS OF OPERATIONS Third Quarter Summary

3 Months Ended September 30

2007

2006

Revenue

$Nil

$Nil

Expenses

(2521)

(1,983)

Net Income (Loss)

$((2,521)

$(1,983)

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

Operating Costs and Expenses

Our expenses decreased by $538 during the three-month period ended                September 30,2007 over the same period ended September 30, 2006 This increase is primarily the result of increases in the amount of professional fees incurred by us.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the six months ended September 30, 2007, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

At September 30, 2007

  At June       30, 2007

Current Assets

          $5,505

$8,026

Current Liabilities

        (10,000)

     $7,500

Working Capital (Deficit)

          (4,495)

(526)

Cash Flows

Three Months Ended September 30

2007

2006

Cash Flows from (used in) Operating Activities

$(2,521)

(1,983)

Cash Flows from (used in) Investing Activities

--

--

Cash Flows from (used in) Financing Activities

0

0

Net Increase (decrease) in Cash During Period

$(12,521)

(7,308)

The increase in our working capital deficit at September 30, 2007 as compared to our fiscal year ended June 30, 2007 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of September 30, 2007, the date of our most recently available financial statements, we had cash on hand of $5,505   Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

      31.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1

Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company has not filed Current Reports on Form 8-K during the fiscal quarter ended September 30, 2007,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM VENTURES, INC.

Date:

November 14, 2007

By:

/s/      DesmondRoss

Desmond Ross

Chief Executive Officer, Chief Financial Officer

President, Director

(Principal Executive Officer

and Principal Accounting Officer)