Form 10QSB
period 2007-12-31
Quantum Ventures Inc.
filed 2008-02-14
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31,  2007

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                                  COMMISSION FILE NUMBER 000-51698

(QV) QUANTUM VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	Applied for
IRS Identification Number
organization)

16 Midlake Boulevard , Suite 312
SE Calgary AB, Canada T2X 2X7
(Address of principal executive offices)
(403 397-7211
Issuer's telephone number

Quantum Ventures, Inc.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2007, the Issuer had, 14,650,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

(QV) QUANTUM VENTURES, INC.

(A Development Stage Company)

                                                            FINANCIAL STATEMENTS

(Expressed in United States Dollars)

December 31, 2007

(QV) QUANTUM VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
December 31,
2007

ASSETS

Current Assets
Cash	$ 549

Total Current Assets	549

Total assets	$ 549

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Account payables and accrued expenses	$ 1,750
Related party loan	$ 4,000
Total Current Liabilities	5,750

Total Liabilities	5,750

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
14,650,000 shares issued and outstanding	14,650
Additional paid-in capital	77,850
Deficit accumulated during the development stage	(97,701)

Total Stockholders' Equity	(5,201)

Total Liabilities and Stockholders' Equity	$ 549

                                                                       See accompanying notes

(QV) QUANTUM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from April 14,
	December 31,	December 31,	December 31,	December 31,	2004 (inception)
	2007	2006	2007	2006	to December 31,
					2007

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	1,456	10,621	5,727	12,604	(91,701)
Impairment of intangible asset	-	-	-	-	(6,000)

Total operating expenses	1,456	10,621	5,727	12,604	(97,701)

Net loss before provision for income taxes	(1,456)	(10,621)	(5,727)	(12,604)	97,701

Provision for income taxes	-	-	-	-	-

Net loss	$ (1,456)	$ (10,621)	$ (5,727)	$ (12,604)	$ 97,701

Weighted average common shares outstanding -
Basic and diluted	14,650,000	14,650,000	14,650,000	14,650,000

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See accompanying notes

(QV) QUANTUM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Six	For the Six	For the Period
	Months Ended	Months Ended	from April 14,
	December 31,	December 31,	2004 (inception)
	2007	2006	to December 31,
			2007
Cash Flows From Operating Activities
Net loss	$ (5,727)	$ (12,604)	$ (97,701)
Impairment of intangible asset	-	-	6,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(5,750)	(10,000)	10,750
Technology purchase payable	-	-	-

Net Cash Used In Operating Activities	(11,477)	(22,604)	(80,951)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)

Net Cash Used In Investing Activities	-	-	(15,000)

Cash Flows From Financing Activities:
Proceeds from related party loan	4,000	-	4,000
Proceeds from the issuance of common stock	-	-	92,500

Net Cash Provided By Financing Activities	4,000	-	96,500

Increase (decrease) in Cash and Cash Equivalents	(7,477)	(22,604)	549

Cash and Cash Equivalents, Beginning of Period	8,026	39,678	-

Cash and Cash Equivalents, End of Period	$ 549	$ 17,074	$ 549

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

(QV) QUANTUM VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
December 31, 2007
Unaudited

NOTE 1 - NATURE OF OPERATIONS

Organization

(QV) Quantum Ventures, Inc. formerly Quantum Ventures, Inc. (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company is a development stage company engaged in the business of commercializing the development of patient management software.

Interim Reporting

 While the information presented in the accompanying interim three and nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the June 30, 2007 audited annual financial statements of (QV) Quantum Ventures, Inc.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited June 30, 2007 annual financial statements.

Operating results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ended June 30, 2008.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements".  The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines  fair  value,  establishes  a  framework  for  measuring  fair  value in generally accepted  accounting  principles,  and expands  disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements  and does not  require  any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value.

(QV) QUANTUM VENTURESINC.
A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
December 31, 2007

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES (Continued)

measurements made in fiscal  years  beginning  after  November  15,  2007.  The adoption of this statement  is not  expected  to have a material  effect on the  Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment  of FASB  Statement  No.  115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that  elect the fair  value  option.  However, the amendment  to SFAS No.  115 "Accounting for Certain Investments in Debt and Equity Securities"  applies to all entities with  available-for-sale  and trading  securities.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements".  The adoption of this statement  is not expected to have a material  effect on the  Company's financial statements.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No.07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities”, ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable   advance payments for  future  research  and  development activities  be deferred and  capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original FASB Statement No. 141.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.

(QV) QUANTUM VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
December 31, 2007
Unaudited

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES (Continued)

To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

a.

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that its adoption of SFAS 141(R) will have on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its results of operations and financial condition.

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the

(QV) QUANTUM VENTURESINC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
December 31, 2007
Unaudited

NOTE 3– RELATED PARTY LOAN

On October 16, 2007 the company received $4,000 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

NOTE 4-SUBSUQUENT EVENTS

On January 18, 2008 the Board of Directors of the Company unanimously passed a resolution authorizing a forward split of the authorized, issued and outstanding common shares on a eight to one (8 to1) basis bringing the total common shares issued and outstanding to 117,200,000 and authorized common shares to 400,000,000.

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

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Quantum” mean (QV) Quantum Ventures, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended December 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

(QV) Quantum Ventures, Inc. formerly Quantum Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Calgary Alberta, Canada. Our principal business is the development, marketing and of a software product called Mediflow.

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

Plan of Operation

Financial Plan

As of December 31, 2007 we had a cash balance $549 and have earned no revenue from operations. Since our inception on April 14, 2004 to December 31, 2007 we have raised $92,500 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Software Development Plan

We have commenced the process of upgrading the existing software code and will need additional financing to complete these upgrades. We estimate the cost of this initial upgrade to be $50,000. We are pursuing additional funding in order to complete our upgrades. To date we have accomplished the following tasks with respect to the upgrade of our software. We have extensively tested the current software, we have analyzed and targeted areas in the original source code for upgrades, these areas include, the installation program, database, the program’s compiler, additionally, there is no uninstall program in our current version of the program so any data or files have to be deleted manually from the program. As an additional upgrade we would add in an uninstall program. We anticipate commencing these upgrades in March or April 2008 and are currently in the process of scheduling programming time with a qualified programmer.

Website Development Plan

The development of our website was initially completed during April of 2007. The Company briefly had their website operational, but the site did incur technical difficulties with respect to their software program being able to operate within in a web browser. The Company is currently and still working at rectifying these difficulties and anticipate having a temporary site posted in March 2008.

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

RESULTS OF OPERATIONS Third Quarter Summary

3 Months Ended December 31

	2007	2006
Revenue	$Nil	$Nil
Expenses	(5,727)	(12,604)
Net Income (Loss)	$((5,727)	$(12,604)

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

Operating Costs and Expenses

Our expenses decreased by $6,879 during the three-month period ended  December 31, 2007 over the same period ended December 31, 2006 This decrease is primarily the result of no further payments are due in acquiring our software program

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the six months ended December 31, 2007, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At December 31, 2007	At June 30, 2007
Current Assets	$549	$8,026
Current Liabilities	5,750	$7,500
Working Capital (Deficit)	(5,201)	526
Cash Flows
Three Months Ended December 31
2007 2006
Cash Flows from (used in) Operating Activities $(11,477) (22,604)
Cash Flows from (used in) Investing Activities -- --
Cash Flows from (used in) Financing Activities $ 4,000 0
Net Increase (decrease) in Cash During Period $(15,477) (22,604)

The decrease in our working capital deficit at December 31, 2007 as compared to our fiscal year ended June 30, 2007 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of December 31, 2007, the date of our most recently available financial statements, we had cash on hand of $549. Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Our corporate headquarters are located at 16 Midlake Boulevard, Suite 312 SE Calgary Alberta, Canada As we are a Nevada corporation, we are required to maintain a resident agent in the State of Nevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our resident agent in Nevada. Our resident agent for this purpose is Nevada Agency and Trust 50 West Liberty Street, Suite 880 Reno Nevada 89501.

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION. Other Events

The circumstances surrounding the name change from Quantum Ventures, Inc. to (QV) Quantum Ventures, Inc., while the company did not want to change their name, they were essentially forced to change their name through an error by the Company. The Company inadvertently missed filing their list of Officers and Directors with the state of Nevada and their charter was revoked. When the company applied for reinstatement as Quantum Ventures, Inc. the state of Nevada came back stating that they could no longer have that name, because someone else had taken that name. Henceforth, the company changed their name to ( QV) Quantum Ventures, Inc. Since the time of the name change the Company has contacted the state of Nevada on several occasions through its registered agent trying to get the old name back due to the fact the other company is an LLC. Even though the there are differences in the corporate status of the companies ( Inc. and LLC) the State did not recognize this as a difference. Shareholders approval was not required as this was a reinstatement.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number

Description of Exhibit

      3.1                                      Certificate of Reinstatement

      31.1

 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1

 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company filed Current Reports on Form 8-K during the fiscal quarter ended December 31, 2007, on November 29, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(QV) QUANTUM VENTURES, INC.

Date: February 14, 2007

By: /s/      Desmond Ross

Desmond Ross

Chief Executive Officer, Chief Financial Officer

President, Director (Principal Executive Officer

and Principal Accounting Officer)