Form 10QSB
period 2008-03-31
Quantum Ventures Inc.
filed 2008-05-14
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31,  2008

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                                  COMMISSION FILE NUMBER 000-51698

QV, QUANTUM VENTURES, INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2008, the Issuer had, 14,650,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

QV, QUANTUM VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET

March 31,
2008

ASSETS
Current Assets
Cash	$ 30

Total Current Assets	30

Total assets	$ 30

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$ 3,500
Related party loan	4,000

Total Current Liabilities	7,500

Stockholders' Equity
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
14,650,000 shares issued and outstanding	14,650
Additional paid-in capital	77,850
Deficit accumulated during the development stage	(99,970)

Total Stockholders' Equity	(7,470)

Total Liabilites and Stockholders' Equity	$ 30

                                                                       See accompanying notes

QV, QUANTUM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from April 14,
	March 31,	March 31,	March 31,	March 31,	2004 (inception)
	2008	2007	2008	2007	to March 31, 2008
REVENUES	-	-	-	-	$ -

OPERATING EXPENSES

General and administrative expenses	2,269	19	7,996	4,123	99,719

Total operating expenses	2,269	19	7,996	4,123	99,719

Net loss before provision for income taxes	(2,269)	(19)	(7,996)	(4,123)	(99,719)

Provision for income taxes	-	-	-	-	-

Net loss	(2,269)	(19)	(7,996)	(4,123)	$ (99,719)

Weighted average common shares outstanding -
Basic and diluted	14,650,000	14,650,000	14,650,000	14,650,000

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

See accompanying notes

QV, QUANTUM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	from April 14,
	March 31,	March 31,	2004 (inception)
	2008	2007	to March 31,
			2008
Cash Flows From Operating Activities
Net loss	$ (7,996)	$ (4,123)	$ (99,970)
Impairment of intangible asset	-	-	6,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	3,500	(13,500)	12,500
Technology purchase payable	-	-	-

Net Cash Used In Operating Activities	(4,496)	(17,623)	(81,470)

Cash Flows From Investing Activities
Payment for technology rights	-	(10,000)	(15,000)

Net Cash Used In Investing Activities	-	(10,000)	(15,000)

Cash Flows From Financing Activities:
Proceeds from related party loan	4,000		4,000
Proceeds from the issuance of common stock	-	-	92,500

Net Cash Provided By Financing Activities	4,000	-	96,500

Increase (decrease) in Cash and Cash Equivalents	(496)	(27,623)	30

Cash and Cash Equivalents, Beginning of Period	549	39,678	-

Cash and Cash Equivalents, End of Period	$ 30	$ 12,055	$ 30

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

                                                         See accompanying notes

QV, QUANTUM VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2008
Unaudited

NOTE 1 - NATURE OF OPERATIONS

Organization

QV, Quantum Ventures, Inc. (the “Company”) was incorporated in Nevada on April 14, 2004.  The Company is a development stage company engaged in the business of commercializing the development of office system software.

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

Operating results for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended June 30, 2008.

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

QV, QUANTUM VENTURES, INC.
A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2008

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s consolidated financial condition or results of operations.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s consolidated financial condition or results of operations.

QV, QUANTUM VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2008
Unaudited

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Mediflow” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.   The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of March 31, 2008, there is no balance due.

NOTE 4 – COMMON STOCK

On January 18, 2008 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a eight to one (8 – 1) basis bringing the total common shares issued and outstanding to 117,200,000 and authorized common shares to 400,000,000

QV, QUANTUM VENTURES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
March 31, 2008
Unaudited

NOTE 5– RELATED PARTY LOAN

On October 16, 2007 the company received $4,000 cash from a shareholder loan to continue its operations. The loan is funded by the President and non interest bearing.

NOTE 6-SUBSUQUENT EVENTS

On April 15, 2008, QV, Quantum Ventures, Inc. (the "Registrant") entered into a License agreement (“The Agreement”) with Canadian Integrated Optics International Ltd. of Douglas, Isle of Man (CIOI), to manufacture and market CIOI’s  patent  pending solar technology based on an optical rectenna. Closing of this agreement will occur on or about   May 16, 2008 and is subject to certain terms and conditions.  The Purchase Price for the license shall be paid in shares of the Company’s common stock and a 5% royalty.

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended March 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

Financial Plan

As of March 31, 2008 we had a cash balance $30 and have earned no revenue from operations. Since our inception on April 14, 2004 to March 31, 2008 we have raised $92,650 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

RESULTS OF OPERATIONS Third Quarter Summary

9 Months Ended March 31

	2008	2007
Revenue	$Nil	$Nil
Expenses	(7,996)	(4,123)
Net Income (Loss)	$((7,996)	$(4,123)

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

Operating Costs and Expenses

Our expenses increased by $3,873 during the nine-month period ended March 31, 2008 over the same period ended March 31, 2007 This increase is primarily the result of professional fees associated with being a reporting issuer.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the nine months ended March 31, 2008, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At March 31, 2008	At June 30, 2007
Current Assets	$30	$8,026
Current Liabilities	7,500	$7,500
Working Capital (Deficit)	(7,470)	526
Cash Flows
Nine Months Ended March 31
2008 2007
Cash Flows from (used in) Operating Activities $(7,996) (4,123)
Cash Flows from (used in) Investing Activities -- --
Cash Flows from (used in) Financing Activities $ 4,000 0
Net Increase (decrease) in Cash During Period $(496) (27,623)

The decrease in our working capital deficit at March 31, 2008 as compared to our fiscal year ended June 30, 2007 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of March 31, 2008, the date of our most recently available financial statements, we had cash on hand of $30. Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

None

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number

Description of Exhibit

      31.1

 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1

 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company filed Current Reports on Form 8-K during the fiscal quarter ended March 31, 2008, on  January 24, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(QV) QUANTUM VENTURES, INC.

Date: May 14, 2007

By: /s/      Desmond Ross

Desmond Ross

Chief Executive Officer, Chief Financial Officer

President, Director (Principal Executive Officer

                               and Principal Accounting Officer)