Form 10-K
period 2008-06-30
Quantum Ventures Inc.
filed 2008-09-29
CIK 1301843

10K ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended June 30, 2008

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER; 000-52686

QUANTUM SOLAR POWER CORP.
(Name of small business issuer in its charter)

NEVADA	APPLIED FOR
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 MIDLAKE BOULEVARD, 312
SE CALGARY AB.	T2X TX7
(Address of principal executive offices)	(Zip Code)

403-397-7211
Issuer's telephone number

                 Securities registered under Section 12(b) of the Exchange Act: NONE.

                Securities registered under Section 12(g) of the Exchange Act:

                Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $892,000.00

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 29, 2008 the Issuer had 117,300,000 Common shares outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

PART I

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", Quantum” and the “Company” mean Quantum Solar Power Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.     DESCRIPTION OF BUSINESS.

Corporate Background

Quantum Solar Power Corp. formerly, QV, Quantum Ventures, Inc. formerly Quantum Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Calgary Alberta, Canada. Our principal business is the development, and future marketing and of a software product called Mediflow as well, we have acquired a license to manufacture and market Solar Energy products.

The Company became a reporting issuer on June 13, 2007

On June 16, 2008 share holders approved the name change to Quantum Solar Power Corp.

. Recent Corporate Developments Prior to June 30, 2008

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “QTMV in September, 2007 and we have since changed our name to Quantum Solar Power Corp. and trade under the symbol QSPW on the OTC Bulletin Board.

On November 26, 2007, Mr. Ronald Nittritz resigned from the Board of Directors and also resigned his capacity as Secretary, Treasurer of the Company.

On November 27, 2007 Mr Graham Hughes was appointed as a director and Secretary, Treasurer of Quantum Ventures, Inc. (the “Company”).

On January 18, 2008 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a eight to one (8 – 1) basis bringing the total common shares issued and outstanding to 117,200,000 and authorized common shares to 400,000,000

On April 15, 2008, QV, Quantum Ventures, Inc. (the "Registrant") entered into a License agreement ( “The Agreement”) with Canadian Integrated Optics International Ltd. of Douglas, Isle of Man (CIOI), to manufacture and market CIOI’s  patent  pending solar technology. On May 7, 2008 the Agreement was subsequently Amended and executed by CIOI and on May 16, 2008 the agreement was executed by QV, Quantum Ventures, Inc. Closing of this agreement will occur on or about   June 16, 2008 and is subject to certain terms and conditions.  The Purchase Price for the license shall be paid in Cash, Shares of the Company’s common stock and a 5% royalty.

About Our Business

We are a development stage company.  We have produced no revenues to date, and have not begun revenue producing activities.  We have had extremely limited operations and have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date. Our auditors have included in their report covering our financial statements for the period from incorporation to June 30, 2008, that there is substantial doubt about our ability to continue as a going concern. Our business plan is to further develop and commercialize the MediFlow Software Program, a medical tracking software program that will assist healthcare professionals in diagnosing and recommending treatment for patients. Mediflow scans keywords of a healthcare professional’s input and compares it to an indexed database utilizing both Heuristic and Boolean logical algorithms.   The software compares the disease database looking for matching symptoms, analyzes the true phase (during current treatment), and the medications or other treatments being used.  It then matches the results with models found in the database, flagging any abnormalities in both the diagnosis and treatment, and suggesting a solution.

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

About Our License Agreement

On April 15, 2008, QV, Quantum Ventures, Inc. (the "Registrant") entered into a License agreement ( “The Agreement”) with Canadian Integrated Optics International Ltd. of Douglas, Isle of Man (CIOI), to manufacture and market CIOI’s  patent  pending solar technology. On May 7, 2008 the Agreement was subsequently Amended and executed by CIOI and on May 16, 2008 the agreement was executed by QV, Quantum Ventures, Inc. Closing of this agreement will occur on or about   June 16, 2008 and is subject to certain terms and conditions.  The Purchase Price for the license shall be paid in Cash, Shares of the Company’s common stock and a 5% royalty.

This Agreement shall become effective on the Effective Date, and shall extend for an initial term of five (5) years (the “Term”) with an additional option for another five years at the sole discretion of the Licensee ( 10 years without notice required ) or other longer period that is mutually agreed upon by both parties in writing and shall automatically be renewed on an annual basis unless, either of the Parties by notice in writing at least thirty (30) days before the expiration of the initial term or any renewal hereof, shall advise the other party of its desire to terminate.

About the Solar Industry

Energy is the most critical issue of the new century.  Energy is a necessary part of the solution to all of the other great problems of our age which include access to clean water, wholesome food, a sustainable environment, an end to poverty, widely available education, democracy and a stable population. There are a variety of ways in which electrical energy can be generated; many involve burning fossil fuels (coal, oil, natural gas etc.) with the concerns regarding CO2 and related climate change is becoming a less acceptable solution.  Nuclear power is also useful for creating inexpensive electricity; however the concerns about safety and the long term disposal of radioactive wastes have meant that few new plants are being built during a period of rapidly expanding demand.  Renewable energy is the fastest growth segment of the electrical generation market. Therefore, it would seem that solar power will ultimately be the solution to the energy needs of the world.  However, in 2007 solar power is still not ready for every day commercial deployment.  This is due to the cost of installing such systems and therefore, the cost of the electrical energy they generate being much higher than the current alternatives.  All currently available solar technologies rely on the photoelectric effect, in which an incoming solar photon knocks an electron from a bound orbit in a semi conducting material such as silicon and then is collected through a conducting layer to be delivered as electrical current to a load. The current commercially available technology for direct conversion of sunlight to electrical energy (PV solar) is capable of somewhere between 5% and 15% conversion efficiency.  This means that for every 1000 Watts of incident full sunlight (which is the approximate value for one square meter of the earths’ surface) a commercially available panel today will put out between 50 and 200 watts of electricity.  The number of hours in a day, on average, in which the sun shines at maxim brightness varies across the face of the earth.  In the lower latitudes it can be as high as 8 hours per day and in more northerly climates it can be as low as 2 or 3 hours daily, on average, throughout the year.

When the efficiency of the solar panel is combined with the availability of sunlight one begins to get to the business proposition of solar panels, that is: what quantity of electrical energy is produced yearly for how much investment in the solar system.  Presently, this equation does not provide a viable economic model (without considerable government subsidy) for the deployment of solar power due to the high costs and low efficiencies of the available cell and panel solutions.  CIO has developed a proprietary technique for converting the suns radiation into electrical current that does not operate as all other available technologies do via the photoelectric effect as described by Albert Einstein more than 100 years ago.

Market Opportunities:

The electric power industry is one of the world’s largest industrial segments, with annual revenue of approximately $1.06 trillion in 2004, according to Datamonitor. Global electricity demand has grown consistently at a rate between 2% and 5% annually for the past decade, according to the Energy Information Administration of the United States Department of Energy, or EIA. Worldwide demand for electricity is expected to increase from 14.3 trillion kilowatt hours in 2003 (implying an average selling price of $.075 per kilowatt hour) to 26.0 trillion kilowatt hours by 2025, according to the United States Department of Energy’s International Energy Outlook. New investments in generation, transmission and distribution to meet growth in the demand for electricity, excluding investments in fuel supply, are expected to total roughly $10 trillion by 2030, according to the IEA.

For the sake of comparison, the total world demand for electrical energy of 14.3 Trillion KW Hrs/year would involve the annual solar irradiance on a piece of desert land near the equator of approximately 85 Km on a side and assuming the CIO panels were used with 30% efficiency the entire world electrical demand could be met with panels covering a similar square of 155 Km on a side.  Assuming that such panels could be manufactured for $1/Wp and that for each 1 Wp a total of 2 KWHrs/yr of electricity is derived then all of the panels required to generate present total world electricity needs of $14.3 T KWhrs/yr could be produced for $7.1 Trillion.  Amortizing this over the 30 year life of the panels would give $0.016/KWhr.

Our Growth Strategies

Quantum Solar Power Corp. intends to be a manufacturer and marketer of solar panels based on the unique and patent pending solar technology.  Multiple solar panels each of approximately 1 square meter in size will be used by customers to create large arrays of electricity generating capacity,  when combined with other products will allow for the creation and transmission of electricity either for consumption by the owner or for selling to a utility. The process for manufacturing is based on known techniques in nanotechnology including guided self assembly and bottom up processing.  It is expected therefore that in comparison with semiconductor patterning techniques which are used in standard solar cell manufacture that the capital equipment will be less expensive to purchase and to operate and that operating yields will be improved thus contributing to lower per panel costs.

Competitive Advantages:

There are several competitive advantages through the use of solar energy as opposed to the current forms of energy being used today they are as follows:

Environmental Advantage.

Solar power is one of the most benign electric generation resources. Solar cells generate electricity without air or water emissions, noise, vibration, habitat impact or waste generation.

Fuel Risk Advantage.

Unlike fossil and nuclear fuels, solar energy has no fuel price volatility or delivery risk. Although there is variability in the amount and timing of sunlight over the day, season and year, a properly sized and configured system can be designed to be highly reliable while providing long-term, fixed price electricity supply.

Location Advantage.

Unlike other renewable resources such as wind power and hydroelectric, solar power is generally located at a customer site due to the universal availability of sunlight. As a result, solar power limits the expense of and energy losses associated with, transmission and distribution from large scale electric plants to the end users. For most residential consumers seeking an environmentally friendly power alternative, solar power is the only viable choice because it can be located in urban and suburban environments.

Retail Rate Benchmark Advantage.

Unlike biomass, geothermal, hydroelectric and wind power generation which are location-dependent and sell primarily to the wholesale market, solar power competes with retail prices as it is customer-sited and supplements a customer’s electricity purchased at retail rates from the utility network.

Peak Energy Generation Advantage.

Solar power is well suited to match peak energy needs as maximum sunlight hours generally correspond to peak demand periods when electricity prices are at their highest. These characteristics increase the value of solar power as compared to other renewable resources that do not align with peak demand periods.

Modularity.

Solar power products can be deployed in many sizes and configurations to meet the specific needs of the customer.

Reliability.

With no moving parts and little required maintenance, solar power systems are among the most reliable forms of electricity generation.

Recent Corporate Developments Subsequent to June 30, 2008

We have experienced no significant developments since the completion of our fiscal year ended June 30, 2008

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

Government Regulation

We currently do not require approval of any government to offer our products and services. We do not expect that there will be any governmental regulations on our business. We will voluntarily refuse to accept orders from the following countries: Afghanistan, Angola, Cuba, Democratic People's Republic of Korea [North Korea], Eritrea, Federal Republic of Yugoslavia [Serbia and Montenegro], Iran, Iraq, Liberia, Libya, Myanmar [Burma], Rwanda, Sierra Leone, Syria, and Sudan.

We expect no costs or effects of compliance of federal, state and local environmental laws on our business.

Employees

We have two part-time employees, our President, Mr. Ross who dedicates about 20 hours per week to our business and Mr. Hughes our Secretary, dedicates his time on an as needed basis to our business

Subsidiaries

We have no subsidiaries.

ITEM 1A    RISK FACTORS

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund Continued Development and The Successful Production, Marketing And Sales Of The Mediflow Software Product and to Produce and Market Solar Energy Products.

We have incurred a net loss of $258,006 for the period from inception to June 30, 2008, and have earned no revenues to date. We expect to lose more money as we spend additional capital to ultimately produce and market the Mediflow software product and produce and market solar energy roducts which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services.

Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $41,994 as of June 30, 2008.

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

Our business is in the early stage of development and we have not generated any substantial revenues or profit to date. We commenced our operations in April, 2004. We are presently engaged in the development, of the Mediflow software program. Unless we are able to secure adequate funding, we may not be able to successfully continue development and market the Mediflow software product and our business will most likely fail. Because of our limited operating history, investors may not have adequate information on which they can base an evaluation of our business and prospects. To date, we have done the following:

(i)	Completed organizational activities;
(ii)	Developed a business plan;
(iii)	Obtained interim funding;
(iv)	Engaged consultants for professional services;
(v)	Produced an initial version of Mediflow;

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

Operating Results Are Difficult To Predict, With The Result That We May Not Achieve Profitability And Our Business May Fail.

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

•

Our ability to successfully market Mediflow  and solar energy products and attract customers;

•

Our ability to generate revenue through the sales of Mediflow and solar energy products;

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

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained.

As of June 30, 2008, we had cash in the amount of approximately $41,994. Our total expenditures over the next twelve months are anticipated to be approximately $310,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our June 30, 2008 financial statements, we are in the development stage of operations, have had losses from operations since inception, and have nominal revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

We Will Depend On Recruiting And Retaining Qualified Personnel And The Inability To Do So Would Seriously Harm Our Business.

Our success is dependent in part on the services of certain key management personnel, including Desmond Ross, our President, and Graham Hughes our Secretary and Treasurer. We presently do not have a management agreement with Mr. Ross or Mr.  Hughes. We do not have any agreements with any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

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

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Ross, our President, is not expected to spend a significant amount of time on our business. Mr. Ross expects to expend approximately 20 hours per week on our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders. Should our business develop faster than anticipated, the officer and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

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

Because We Are Significantly Smaller And Less Established We May Lack The Financial Resources Necessary To Compete Effectively And Sustain Profitability.

Our future success depends on our ability to compete effectively with other distributors of products similar to the Mediflow software product and our solar products. Many of these competitors are more established, offer more products, services and features, have a greater number of clients, locations, and employees, and also have significantly greater financial, technical, marketing, public relations, name recognition, and other resources than we have. While our objective is to continue to develop our products, if we do not compete effectively with current and future competitors, we may not generate enough revenue to be profitable. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment.Increased competition may result in increased operating costs and the inability to generate revenues, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than us. As a result, such competitors may be able to attract potential customers away from us, and they may be able to devote greater resources to the development and promotion of their products than we can.

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

12

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

ITEM 2.     DESCRIPTION OF PROPERTY.

The mailing address of our business is 16 Midlake Boulevard, Suite 312

SE Calgary AB T2X 2X7 Our President provides office space to us at no charge. The cost of the donated premises is valued at $0 per month on our financial statements. We rent web space on the Internet at http://www.medi-flow.com, http://www.quantumsolarpower.com,  and  http://www.qspc.com, from our hosting provider Network Solutions for $15 per month. We own the mentioned Internet domain name providing we pay the ongoing annual fees of approximately $25 per year. We have no mortgage or lien on any of our property.

Our office space is approximately 200 sq. ft. and contains a desk, chair, computer,  printer, facsimile machine  All physical assets in our office are loaned to us by Mr. Ross at no cost to us. Our property is adequate, suitable, has enough capacity to operate our business and is in good condition.

We own no real estate holdings and we have no policy to acquire assets for possible capital gain or income.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 16, 2008 shareholders of the Company confirmed and ratified the following items by way of Proxy Statement.

Elect the Company's Board of Directors to hold office until the Company's Annual

Meeting of Stockholders in 2009 or until his successor is duly elected and qualified; and

 Ratify the appointment of Jewett Schwartz, Wolfe and Associates as the Company's

independent certified public accountant; and

 Ratify the name change from QV, Quantum Ventures, Inc. to Quantum Solar Power

Corp., to be effective as of the filing of an amendment to the Company's Articles of

Incorporation with the Nevada Secretary of State.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “QTMV in September, 2007 and we have since changed our name to Quantum Solar Power Corp. and trade under the symbol QSPW on the OTC Bulletin Board.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2007	$0	$0
2nd Quarter 2007	$0	$0
3rd Quarter 2008	$4.65	$5.70

Holders of Common Stock

As of June 30, 2008, there were 25 registered shareholders of our common stock.

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

Recent Sales Of Unregistered Securities

      As of June 30, 2008 we have sold 100,000 common shares of unregistered securities via private placement  to 4 individuals  on April 15, 2008 the total proceeds received by the Company was $200,000, no commissions were paid.

      ITEM 6 SELECTED FINANCIAL DATA

Summary of Statements of Operations of QSPC

Year Ended June 30, 2007 and 2006

	June 30, 2008		June 30, 2007
Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil
Net Income	$	Nil	$	Nil
Net Income Per Share, diluted	$	Nil	$	Nil

     Summary of Balance Sheets of QSPC as at June 30, 2008 and 2007

	June 30, 2008	June 30, 2007
Working Capital	$34,494	526
Total Assets	$41,994	8,026
Stockholders’ Equity	$34,494	526

       ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis or Plan of Operation and other sections of this Annual Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

PLAN OF OPERATION

Financial Plan

As of June 30, 2008 we had a cash balance $41,994 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2008 we have raised $292,500 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Website Development Plan

The development of our websites is ongoing and we anticipate being online in November 2008, with the cost of the websites development anticipated at $7,000. Our websites will be located on the Internet at http://www.medi-flow.com. http://www.quantumsolarpower.com, and http://www.qspc.com. Our Mediflow website will allow our customers to purchase Mediflow online as well as try out the product prior to purchasing. Customers will be able select either US or Canadian funds to pay for their purchase. We will offer payment options by check/money order or PayPal. PayPal is an online payment service owned by eBay Inc. PayPal's website is located on the Internet at http://www.paypal.com. Our Quantum Solar Power Website will supply information on our products, our company and the solar energy industry. Once completed we do not anticipate having to develop our website further within the next twelve months.

Website Hosting Plan

Our websites will be hosted by Network Solutions and will be charging us $45 per month to host our websites. Over the next twelve months the cost of hosting our website will be $540.

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant charges us $200 to assist in the preparation of our quarterly financial statements and $200 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $2,500 to review our quarterly financial statements and approximately $7,500 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $15,800 to pay for our accounting and audit requirements.

Plan of Operation

On June 8, 2007 our Prospectus on Form SB-2 became effective, and became a reporting issuer on June 13, 207. As a result, we continue to file documents with the US Securities and Exchange Commission on a quarterly basis. We expect to incur filing costs of approximately $750 per quarter to support our quarterly and annual filings.

During the next 12 months, our business plan is to continue to develop, maintain and promote Mediflow to potentially earn revenues from its sales. We anticipate that any additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to continue the transition into Mediflow. In the absence of such financing, our business will fail. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or that the revenues generated will exceed the operating costs of our business. We have no employees as of June 30, 2008. We will conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their audit report included in our audited financial statements for the year ended June 30, 2008 that there currently exists substantial doubt about our ability to continue as a going concern.

We anticipate that we will incur over the next twelve months the following expenses:

Category

Planned Expenditures Over
The Next 12 Months (US$)

Professional Fees

$40,000

Office and related Expenses

$15,000

Software development

$255,000

TOTAL

$310,000

Our total expenditures over the next twelve months are anticipated to be approximately $310,000. Our cash on hand as of June 30, 2008 is $ 41,994. We do not have insufficient cash on hand to pay the costs of marketing the Mediflow and its further development,  initial production. We will require additional financing in order to proceed with any additional work, marketing and initial manufacturing.

RESULTS OF OPERATIONS

For the period from inception on April 14, 2004 to June 30, 2008, we have not earned any operating revenue. We had an accumulated net loss of $258,006since inception. We incurred total expenses of $258,006 since inception.

We have not earned any revenues since inception. We do not anticipate earning revenues until such time as we complete further development, marketing and production of the Mediflow software program. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our product or that the revenues generated will exceed the operating costs of our business.

Administrative Expenses

We have incurred administrative expenses in the amount of $ 152,006 for the period from April 14, 2004 (inception) to June 30, 2008. Administrative expenses for this period included the following expenses:

	Period From Inception	Fiscal Year Ended	From Date of Inception
Administrative Expenses	to June 30, 2008	June 30, 2007	to June 30, 2008
Amortization	-	-	-
Donated Rent	-	-	-
Donated Services	-	-	-
General and Administrative	66,032	15,652	152,006
Impairment loss on equipment	100,000	-	106,000
Total Administrative Expenses	66,032	15,652	152,006

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our development, promotion and ultimately the production of our Mediflow software program and developing our license agreement and any costs associated with the transition into our license agreement. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $258,006 for the period from inception to June 30, 2008. Our loss was attributable to the costs of operating expenses which primarily consisted of acquisition costs, professional fees paid in connection with Acquiring our assets,  preparing and filing our Registration Statement, Quarterly and Annual reports.

Liquidity and Capital Resources

Working Capital

	At June 30, 2008	At June 30, 2007
Current Assets	41,994	8,026
Current Liabilities	7,500	7,500
Working Capital (Deficit)	34,494	526

Cash Flows		Year Ended June30
		2008	2007
Cash Flows Used In Operating Activities
Cash Flows Used In Investing Activities
Cash Flows Provided By Financing Activities
Net Increase In Cash During Period

As at June 30, 2008, we had cash of $41,994 and a working capital deficit of $258,006.  In addition, once we have completed our twelve month plan for developing and marketing our products, depending on the success of our initial marketing efforts, we will require additional funds to implement an advertising campaign to establish and enhance awareness of the Mediflow software program. The decreases in our working capital at June 30, 2008 from our year ended June 30, 2006 are primarily a result of the increased proceeds from issuance of common stock. The increase in our cash used during the period ended on June 30, 2008, from the comparable periods of the preceding fiscal years are due to the cost of our acquisition of the license agreement and our professional fees related to the acquisition thereto and from the fact that we had no significant revenue on June 30, 2008.

Future Financings

As of June 30, 2008, we had cash on hand of $41,994. Since our inception, we have used our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2008, that there is substantial doubt that we will be able to continue as a going concern.

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

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

     ITEM 8.

   FINANCIAL STATEMENTS.

QUANTUM SOLAR POWER CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the year ended June 30, 2008

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statement of Changes in Shareholders' Equity	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-16

Report of Independent Registered Public Accounting Firm

To The Stockholders and Board of Directors

of Quantum Solar Power Corp. (f/k/a QV, Quantum Ventures, Inc.)

     We have audited the accompanying balance sheets of Quantum Solar Power Corp. (f/k/a QV, Quantum Ventures, Inc.) (a Development Stage Company) as of June 30, 2008 and 2007 and the related consolidated statements of operations, changes in consolidated stockholders’ equity and cash flows for the years ended June 30, 2008 and 2007 and the period from April 14, 2004 (inception) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Solar Power Corp. (f/k/a QV, Quantum Ventures, Inc.) as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008, and the period from April 14, 2004 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

September 19, 2008

F2

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2008	2007

ASSETS

Current Assets
Cash	$ 41,994	$ 8,026

Total Current Assets	41,994	8,026

Total Assets	$ 41,994	$ 8,026

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued expenses	$ 7,500	$ 7,500

Total Current Liabilities	7,500	7,500

Total Liabilities	7,500	7,500

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 400,000,000 shares authorized 50,000,000 and
117,300,000 shares issued 117,200,000 and outstanding as of June 30, 2008 and 2007	14,750	14,650
Additional paid-in capital	277,750	77,850
Deficit accumulated during the development stage	(258,006)	(91,974)

Total Stockholders' Equity	34,494	526

Total Liabilities and Stockholders' Equity	$ 41,994	$ 8,026

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from April 14,
	June 30, 2008	June 30, 2007	2004 (inception)
			to June 30, 2008

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	66,032	15,652	152,006
Impairment of intangible asset	100,000	-	106,000

Total operating expenses	166,032	15,652	258,006

Net loss before provision for income taxes	(166,032)	(15,652)	(258,006)

Provision for income taxes	-	-	-

Net loss	$ (166,032)	$ (15,652)	$ (258,006)

Weighted average common shares outstanding -
Basic and diluted	117,220,822	14,650,000	14,650,000

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.02)

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Accumulated	Stockholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Equity

BALANCE, APRIL 14, 2004 (INCEPTION)	-	-	-	$ -	$ -	$ -
Common shares issued at par value	-	-	-	-	-	-
Common shares issued at $0.001 per share	-	-	69,200,000	8,650	77,850	-	86,500
Common shares issued at $0.001 per share	-	-	48,000,000	6,000	-	-	6,000

Net loss	-	-	-	-	-	(9,557)	(9,557)

BALANCE, JUNE 30, 2004	-	-	117,200,000	$ 14,650	$ 77,850	$ (9,557)	$ 82,943
Net loss	-	-	-	-	-	(40,111)	(40,111)

BALANCE, JUNE 30, 2005	-	-	117,200,000	$ 14,650	$ 77,850	$ (49,668)	$ 42,832
Net loss	-	-	-	-	-	(26,654)	(26,654)

BALANCE, JUNE 30, 2006	-	-	117,200,000	$ 14,650	$ 77,850	$ (76,322)	$ 16,178
Net loss						(15,652)	(15,652)

BALANCE, JUNE 30, 2007	-	-	117,200,000	$ 14,650	$ 77,850	$ (91,974)	$ 526
Common shares issued at $2.00 per share			100,000	100	$ 199,900	-	200,000
Net loss	-	-	-	-	-	(166,032)	(166,032)

BALANCE, JUNE 30, 2008	-	-	117,300,000	$ 14,750	$ 277,750	$ (258,006)	$ 34,494

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	For the Period
	Ended	Ended	from April 14,
	June 30, 2008	June 30, 2007	2004 (inception)
			to June 30, 2008
Cash Flows From Operating Activities
Net loss	$ (166,032)	$ (15,652)	$ (258,006)
Adjustments to net loss to net cash
Impairment of intangible asset	100,000	-	106,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	-	(6,000)	16,500

Net cash provided by (used in) operating activities	(66,032)	(21,652)	(135,506)

Cash Flows From Investing Activities
Payment for technology rights	-	(10,000)	(15,000)
Purchase of intangible asset	(100,000)	-	(100,000)
	(100,000)	(10,000)	(115,000)

Net cash used in investing activities	(100,000)	(10,000)	(115,000)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	200,000	-	292,500

Net cash provided by financing activities	200,000	-	292,500

Increase (decrease) in cash and cash equivalents	33,968	(31,652)	41,994

Cash and Cash Equivalents, Beginning of Period	8,026	39,678	-

Cash and Cash Equivalents, End of Period	$ 41,994	$ 8,026	$ 41,994

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

NOTE 1 - NATURE OF OPERATIONS

Organization

The Company was incorporated in Nevada on April 14, 2004. The Company is a development stage company engaged in the business of commercializing the development of office system software. On June 16, 2008 stockholders by way of Proxy Statement confirmed and ratified the change of the company’s name from QV, Quantum Ventures, Inc. to Quantum Solar Power Corp.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $166,032 for the year ended June 30, 2008; and a net accumulated loss of $258,006 for the period from April 14, 2004 (inception) to June 30, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. The Company is not currently earning any revenues.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7. “Accounting and Reporting by Development Stage Enterprises”.

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value. During the year ended June 30, 2008, the Company determined that the carrying amount of the License purchased were in excess of its estimated fair value and recognized an impairment loss on intangible asset costs of $100,000.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to June 30, 2008.

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of June 30, 2008.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of June 30, 2008.

Loss Per Share

The Company computed basic and diluted loss per share amounts for June 30, 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of June 30, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

Income Taxes

Income taxes are recognized in accordance with SFAS 109, "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

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

F11

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer: Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Mediflow” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of June 30, 2008, there is no balance due.

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

On April 15, 2008, QV, Quantum Ventures, Inc. (the "Registrant") entered into a License agreement ( “The Agreement”) with Canadian Integrated Optics International Ltd. of Douglas, Isle of Man (CIOI), to manufacture and market CIOI’s  patent  pending solar technology based on an optical rectenna. On May 7, 2008 the Agreement was subsequently Amended and executed by CIOI and on May 16, 2008 the agreement was executed by QV, Quantum Ventures, Inc. Closing of this agreement will occur on or about June 16, 2008 and is subject to certain terms and conditions.  The Purchase Price paid in cash for the License was $100,000.

NOTE 4 – STOCKHOLDERS’ EQUITY

On May 7, 2004 the Company issued 8,650,000 of its common shares for cash of $86,500.

On June 30, 2004, the Company issued 6, 000,000 of its common shares for cash of $6,000.

On, February 25 2008 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a eight to one (8 – 1) basis bringing the total common shares issued and outstanding to 117,200,000 and authorized common shares to 400,000,000.

The Company has completed a Private placement on April 15, 2008 with four individuals to issue 100,000 common shares at a price of $2.00 per share, the net proceeds received was $200,000. No commissions were paid and no registration rights have been granted.

NOTE 6-CHANGE OF NAME

On June 16, 2008 stockholders by way of Proxy Statement confirmed and ratified the change of the company’s name from QV, Quantum Ventures, Inc. to Quantum Solar Power Corp.

NOTE 7- INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense

items reported for financial accounting and tax purposes in different periods.   A deferred

tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made, there are no deferred taxes as of June 30, 2008. There was no income tax expense for the years ended June 30, 2008 due to the Company’s net losses..

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2008 and the period April 14, 2004 (inception)

through June 30, 2008

The Company’s tax benefit differs from the “expected” tax benefit for the years ended June 30, 2008, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

April 14, 2004 (inception) Through June 30, 2008
Computed “expected” tax benefit	$56,450
Less; benefit of operating loss carryforwards	56,450
$-

The effects of temporary differences that gave rise to deferred tax assets at June 30, 2008 are as follows:

2008
Current	$-
Non-current	87,722
Total gross deferred tax assets	87,722
Less valuation allowance	(87,722)
Net deferred tax assets	$-

The Company has a net operating loss carryforward of $87,722 available to offset future taxable income through 2020.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

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

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of officers and directors, their present positions with our company, and their biographical information.

Name and Address of Directors/Officers	Age	Position

Desmond Ross	42	Chief Executive Officer, Chief Financial
		Officer, President, Director
Graham Hughes	50	Secretary, Treasurer

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

Desmond Ross, our founder, has served as the our President, Chief Executive Officer and Chief Financial and Accounting Officer and a director continuously since April 14, 2004. Mr. Ross is currently involved as an owner in several enterprises including, Auto Details Inc. an automobile maintenance and appearance company, which he formed in 1993.  Mr. Ross was the owner and manager of The Screaming Kettle, a restaurant, from 1998, until he sold in 2001.  eat café/bistro And sold this enterprise in 2001. Mr. Ross manages commercial and residential properties through 876680 Alberta Ltd., and is a partner in Custom Business Machines Inc., and several entertainment venues, including The Standard Night Club, and Hudson’s South and Hudson’s on Whyte Tap houses. In 2003, Mr. Ross formed Auto Spa Car Wash and Detailing. Mr Ross was a member of YEO (Young Entrepreneurs Organization) and served on its executive committee. Mr. Ross has no formal accounting or finance back ground but does have several years of hands-on business experience, is familiar with accounting procedures and has a full understanding of financial statements.

Graham Hughes has served as a director and our Secretary and Treasurer since November 27, 2007 Mr. Hughes is a Chartered Accountant by profession and has been in  private practice in excess of 25 years. Mr. Hughes is a resident of the UK.

Significant Employees and Consultants

We have no significant employees other than Mr. Ross and Mr. Hughes.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. . If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

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

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on April14, 2004.

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Desmond Ross	Chief Executive Officer, Chief Financial Officer, President, & Director	2008 2007 2006 2005 2004	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Graham Hughes Ronald Nittritz	Secretary Treasurer and Director	2008 2007 2006 2005 2004	nil nil	nil 1,000	nil nil	nil nil	nil nil	nil nil	nil nil

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2008, and we have not granted any stock options since our inception.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 29, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Desmond Ross Chief Executive Officer, Chief Financial Officer, President, & Director	48,000,000 Direct	40.96%
Common Stock	All Officers and Directors as a Group (1 person)	48,000,000	40.96%
5% Stockholders
Desmond Ross	All Officers and Directors as a Group (1 person	48,000,000	40.96%

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

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of June 30, 2008, we had 117,300,000 shares of common stock issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2008
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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

•

Any of our promoters; and

•

Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 14.     EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation*
3.4	Bylaws*

10.1	License Agreement **

10.2	Amending agreement*
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2
**	Filed with the SEC as an exhibit to Form 8K/A filed on May 21, 2008

ITEM 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2008 and June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2008	Year Ended June 30, 2007
Audit Fees	$7,500	7,500
Audit Related Fees	7,500	7,500
Tax Fees	-	-
All Other Fees	800	800
Total	$15,800	15,800

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Date:	September 29, 2008	By:	/s/ Desmond Ross
DESMOND ROSS
Chief Executive Officer, Chief Financial Officer,
President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
/s/ Graham Hughes
GRAHAM HUGHES
Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 29, 2008	By:	/s/ Desmond Ross
DESMOND ROSS
Chief Executive Officer, Chief Financial Officer,
President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
/s/Graham Hughes
GRAHAM HUGHES
Secretary, Treasurer and Director