Form 10-Q
period 2008-09-30
Quantum Ventures Inc.
filed 2008-11-14
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30,  2008

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                                  COMMISSION FILE NUMBER 000-51698

QUANTUM SOLAR POWER, CORP.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2008, the Issuer had, 117,300,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

QUANTUM SOLAR POWER, INC..
(A Development Stage Company)

BALANCE SHEET

September 30,
2008

ASSETS
Current Assets
Cash	$ 31,247

Total Current Assets	31,247

Total assets	$ 31,247

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$ 6,250
Related party loan	6,250

Total Current Liabilities	6,250

Stockholders' Equity
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized
14,650,000 shares issued and outstanding	14,750
Additional paid-in capital	277,850
Deficit accumulated during the development stage	(267,503)

Total Stockholders' Equity	(24,997)

Total Liabilites and Stockholders' Equity	$ 31,247

                                                                       See accompanying notes

QV, QUANTUM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from April 14,
	September 30,	September 30,	2004 (inception)
	2008	2007	to September 30, 2008
REVENUES	-	-	$ -

OPERATING EXPENSES

General and administrative expenses Impairment of intangible asset	9,497	5,021	161,503 106,000

Total operating expenses	9,497	5,021	267,503

Net loss before provision for income taxes	-	(5,021)	(267,503)

Provision for income taxes	-	-	-

Net loss	(9,497)	(5,021)	$ (267,503)

Weighted average common shares outstanding -
Basic and diluted	117,220,822	14,650,000

Net loss per share – basic and diluted	(0.00)	(0.00)

See accompanying notes

QUANTUM SOLAR POWER, INC..
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the three	For the three	For the Period
	Months Ended	Months Ended	from April 14,
	September 30,	September 30,	2004 (inception)
	2008	2007	to September 30,
			2008
Cash Flows From Operating Activities
Net loss	$ (9,497)	$ (5,021)	$ (267,503)
Impairment of intangible asset	-	-	106,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(1,250)	(2,500)	15,250
Technology purchase payable	-	-	-

Net Cash Used In Operating Activities	(10,747)	(2,521)	(146,253)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(115,000)

Net Cash Used In Investing Activities	-	-	(115,000)

Cash Flows From Financing Activities:
Proceeds from related party loan	-		-
Proceeds from the issuance of common stock	-	-	292,500

Net Cash Provided By Financing Activities	-	-	292,500

Increase (decrease) in Cash and Cash Equivalents	(10,747)	(27,623)	31,247

Cash and Cash Equivalents, Beginning of Period	41,994	8,026	-

Cash and Cash Equivalents, End of Period	$ 31,247	$ 5,505	31,247

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

                                                         See accompanying notes

QUANTUM SOLAR POWER CORP.

Formally QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Organization

The Company was incorporated in Nevada on April 14, 2004. The Company is a development stage company engaged in the business of commercializing the development of medical office system software. On June 16, 2008 stockholders by way of Proxy Statement confirmed and ratified the change of the company’s name from QV, Quantum Ventures, Inc. to Quantum Solar Power Corp.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $9,497 for the three months ended September 30, 2008; and a net accumulated loss of $267,503 for the period from April 14, 2004 (inception) to September 30, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the June 30, 2007 audited annual financial statements of Quantum Solar Power, Corp.

QUANTUM SOLAR POWER CORP.

Formally QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited June 30, 2007 annual financial statements.

Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended June 30, 2009.

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future

QUANTUM SOLAR POWER CORP.

Formally QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES (Continued)

cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value. During the  year ended June 30, 2008, the Company determined that the carrying amount of the License purchased were in excess of its estimated fair value and recognized an impairment loss on intangible asset costs of $100,000.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to September 30, 2008.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of September 30, 2008.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of September 30, 2008.

QUANTUM SOLAR POWER CORP.

Formally QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

Loss Per Share

The Company computed basic and diluted loss per share amounts for September 30, 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of September 30, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

QUANTUM SOLAR POWER CORP.

Formally QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

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

QUANTUM SOLAR POWER CORP.

Formally QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

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

QUANTUM SOLAR POWER CORP.

Formally QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

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

QUANTUM SOLAR POWER CORP.

Formally QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

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

QUANTUM SOLAR POWER CORP.

Formally QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

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

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Mediflow” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of September 30, 2008, there is no balance due.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

On May 7, 2004 the Company issued 6,000,000 of its common shares for cash of $6,000

On September 30, 2004, the Company issued 8,650,000 of its common shares for cash of $86,500.

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

QUANTUM SOLAR POWER CORP.

Formally QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

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

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Quantum” mean Quantum Solar Power Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended September 30, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Quantum Solar Power Corp. formerly QV, Quantum Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Calgary Alberta, Canada. Our principal business is the development, marketing and of a software product called Mediflow.

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

Plan of Operation

Financial Plan

As of September 30, 2008 we had a cash balance $ and have earned no revenue from operations. Since our inception on April 14, 2004 to September 30, 2008 we have raised $in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

RESULTS OF OPERATIONS first Quarter Summary

3 Months Ended September 30

	2008	2007
Revenue	$Nil	$Nil
Expenses	(9,497)	(5,021)
Net Income (Loss)	$((9,497)	$(5,021)

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

Operating Costs and Expenses

We incurred expenses of $9,497 during the three-month period ended September 30, 2008 over the same period ended September 30, 2007 This increase is primarily the result of professional fees associated with being a reporting issuer.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the nine months ended September 30, 2008, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At September 30, 2008	At June 30, 2008
Current Assets	$31,247	$41,994
Current Liabilities	6,250	$7,500
Working Capital (Deficit)	$24,997	$ 34,494
Cash Flows
Three Months Ended September 30
2008 2007
Cash Flows from (used in) Operating Activities $(7,996) (4,123)
Cash Flows from (used in) Investing Activities -- --
Cash Flows from (used in) Financing Activities $ 4,000 0
Net Increase (decrease) in Cash During Period $(496) (27,623)

The decrease in our working capital deficit at September 30, 2008 as compared to our fiscal year ended June 30, 2008 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of September 30, 2008, the date of our most recently available financial statements, we had cash on hand of $ 31,247 Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the consolidated financial statements included with this Quarterly Report on Form 10-Q.

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

      31.1

 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1

 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2008,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(QV) QUANTUM VENTURES, INC.

Date November 14, 2007

By: /s/      Desmond Ross

Desmond Ross

Chief Executive Officer, Chief Financial Officer

President, Director (Principal Executive Officer

and Principal Accounting Officer)