Form 10-Q/A
period 2008-09-30
Quantum Ventures Inc.
filed 2008-11-21
CIK 1301843

Unknown;kk;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
CityplaceWashington, StateD.C. PostalCode20549

FORM 10-Q/A

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30,  2008

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                                  COMMISSION FILE NUMBER 000-51698

QUANTUM SOLAR POWER, CORP.

(Exact name of small business issuer as specified in its charter)

StateplaceNEVADA	Applied for
IRS Identification Number

addressStreet16 Midlake Boulevard , Suite 312
CityplaceSE Calgary StateAB, country-regionCanada PostalCodeT2X 2X7
(Address of principal executive offices)
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

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

QUANTUM SOLAR POWER, CORP..
(A Development Stage Company)

BALANCE SHEET

September 30, 2008	June 30, 2008

ASSETS

Current Assets

Cash	$ 31,247	$ 41,994

Total Current Assets	31,247	$ 41,994

Total assets	$ 31,247	$ 41,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and Accrued expenses	$ 6,250	$ 7,500
Total Current Liabilities	6,250	$ 7,500

Total Liabilities	6,250	$ 7,500

Stockholders' Equity

Preferred stock, $.001par value, 10,000,000 shares authorized,

no shares issued and outstanding	-

Common stock, $.001 par value 400,000,000 shares authorized

117,300,000 shares issued 117,200,000 and outstanding as of June 30, 2008 and 2007	14,750	14,750

Additional paid-in capital	277,850	277,850

Deficit accumulated during the development stage	(267,503)	(258,006)

Total Stockholders' Equity	(24,997)	34,494

Total Liabilites and Stockholders' Equity	$ 31,247 $ 41,994

                                                                       See accompanying notes

QUANTUM SOLAR POWER, CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three	For the Three	For the Period
Months Ended	Months Ended	from April 14,
September 30,	September 30,	2004 (inception)
2008	2007	to September 30, 2008

REVENUES	-	-	$ -

OPERATING EXPENSES

General and administrative expenses Impairment of intangible asset	9,497	5,021	161,503 106,000

Total operating expenses	9,497	5,021	267,503

Net loss before provision for income taxes	9,497	(5,021)	(267,503)

Provision for income taxes	-	-	-

Net loss	(9,497)	(5,021)	$ (267,503)

Weighted average common shares outstanding -

Basic and diluted	117,220,822	14,650,000	14,650,000

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.02)

See accompanying notes

QUANTUM SOLAR POWER, CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the three	For the three	For the Period
Months Ended	Months Ended	from April 14,
September 30,	September 30,	2004 (inception)
2008	2007	to September 30,
2008

Cash Flows From Operating Activities

Net loss	$ (9,497)	$ (5,021)	$ (267,503)

Impairment of intangible asset	-	-	106,000

Changes in current assets and current liabilities:

Accounts payable and accrued expenses	(1,250)	(2,500)	15,250

Technology purchase payable	-	-	-

Net Cash Used In Operating Activities	(10,747)	(2,521)	(146,253)

Cash Flows From Investing Activities	(15,000) (100,000)

Payment for technology rights	-	-	(115,000)

Net Cash Used In Investing Activities	-	-	(115,000)

Cash Flows From Financing Activities:

Proceeds from related party loan	-	-

Proceeds from the issuance of common stock	-	-	292,500

Net Cash Provided By Financing Activities	-	-	292,500

Increase (decrease) in Cash and Cash Equivalents	(10,747)	(2,521)	31,247

Cash and Cash Equivalents, Beginning of Period	41,994	8,026	-

Cash and Cash Equivalents, End of Period	$ 31,247	$ 5,505	31,247

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

                                                         See accompanying notes

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended September 30, 2008 and the period April 14, 2004 (inception)

through September 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Organization

The Company was incorporated in StateplaceNevada on April 14, 2004. The Company is a development stage company engaged in the business of commercializing the development of medical office system software. On June 16, 2008 stockholders by way of Proxy Statement confirmed and ratified the change of the company’s name from QV, Quantum Ventures, Inc. to Quantum Solar Power Corp.

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

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the placecountry-regionUnited States of America.  These interim financial statements follow the same accounting policies and methods of their application as the June 30, 2007 audited annual financial statements of Quantum Solar Power, Corp.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the country-regionplaceUnited States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7. “Accounting and Reporting by Development Stage Enterprises”.

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in country-regionplaceCanada.  The Company used the country-regionplaceUnited States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

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

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

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

Quantum Solar Power Corp. formerly QV, Quantum Ventures, Inc. is a corporation formed under the laws of the State of StateNevada on, April 14, 2004 whose principal executive offices are located in CityplaceCalgary StateAlberta, country-regionCanada. Our principal business is the development, marketing and of a software product called Mediflow.

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

Software functionality is dependent on the accurate input of patient data. Software gateways are open to add modules to and for database integration, by permitting searches of the healthcare professional’s database and third-party databases. We may lease or acquire a third party data base to improve existing functionality for marketing purposes.  At present, costs associated with such lease or acquisition is not known. We plan to market our software as a service to Doctors and other health professionals in the country-regionU.S. and country-regionplaceCanada.  We plan to further develop our software program as an easy to use, functional, responsive and integrated program that focuses on the needs of the Heath Care community.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under country-regionplaceUnited States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Our Business Operations, Assets and Personnel Are Located Outside The country-regionplaceUnited States

Although we are incorporated in the country-regionUnited States, all of our current operating activities are conducted in, and all of our assets and personnel are located in, country-regionplaceCanada. As such, investors in our securities may experience difficulty in enforcing judgments or liabilities against the Company or our personnel under country-regionplaceUnited States securities laws.

Our corporate headquarters are located at addressStreet16 Midlake Boulevard, Suite 312 CitySE Calgary StateAlberta, country-regionCanada As we are a StateNevada corporation, we are required to maintain a resident agent in the State of StateplaceNevada for the purpose of receiving service of process. Under Section 78.090 of the Nevada Revised Statutes, all legal process and any demand or notice authorized by law to be served upon the Company may be served upon our resident agent in StateplaceNevada. Our resident agent for this purpose is Nevada Agency and Trust 50 West Liberty Street, Suite 880 Reno Nevada 89501.

As a StateNevada corporation, we are subject to the laws of the country-regionUnited States, including the federal securities laws of the country-regionUnited States, and to the jurisdiction of country-regionplaceUnited States courts. As such, investors may bring proceedings against us, and enforce judgments obtained against us, in country-regionplaceUnited States courts.

Generally, original actions to enforce liabilities under country-regionplaceUnited States federal securities laws may not be brought in a Canadian court. Such actions must be brought in a court in the country-regionplaceUnited States with applicable jurisdiction. Persons obtaining judgments against us in country-regionUnited States courts, including judgments obtained under country-regionUnited States federal securities laws, will then be required to bring an application in a Canadian court to enforce such judgments in country-regionplaceCanada.

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

Date November 21, 2007

By: /s/      Desmond Ross

Desmond Ross

Chief Executive Officer, Chief Financial Officer

President, Director (Principal Executive Officer

and Principal Accounting Officer)