Form 10-Q
period 2008-12-31
Quantum Ventures Inc.
filed 2009-02-13
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31,  2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2008, the Issuer had, 117,300,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

QUANTUM SOLAR POWER, INC..
(A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2008	2008

ASSETS

Current Assets
Cash	22,514	$ 41,994

Total Current Assets	22,514	41,994

Total Assets	$ 22,514	$ 41,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued expenses	1,500	$ 7,500

Total Current Liabilities	1,500	7,500

Total Liabilities	1,500	7,500

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding		-
Common stock, $.001 par value 400,000,000 shares authorized 50,000,000 and
117,300,000 shares issued 117,200,000 and outstanding	14,750	14,750
Additional paid-in capital	277,750	277,750
Deficit accumulated during the development stage	(271,486)	(258,006)

Total Stockholders' Equity	21,014	34,494

Total Liabilities and Stockholders' Equity	$ 22,514	$ 41,994

                                                                       See accompanying notes

QV, QUANTUM VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the Period
	For the Three	For the Three	For the Six	For the Six	from April 14,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 (inception) to
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	3,983	1,456	13,480	5,727	165,486
Impairment of intangible asset	-	-	-	-	106,000

Total operating expenses	3,983	1,456	13,480	5,727	271,486

Net loss before provision for income taxes	3,983	1,456	(13,480)	(5,727)	(271,486)

Provision for income taxes	-	-	-	-	-

Net loss	$ (3,983)	$ (1,456)	$ (13,480)	$ (5,727)	$ (271,486)

Weighted average common shares outstanding -
Basic and diluted	117,220,822	14,650,000	117,220,822	14,650,000	117,220,822

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)

See accompanying notes

QUANTUM SOLAR POWER, INC..
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	For the Three	For the Three	from April 14,
	Months Ended	Months Ended	2004 (inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flows From Operating Activities
Net loss	$ (13,480)	$ (5,727)	$ (271,486)
Adjustments to net loss to net cash
Impairment of intangible asset	-	-	106,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(6,000)	(5,750)	10,500

Net cash provided by (used in) operating activities	(19,480)	(11,477)	(154,986)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)
Purchase of intangible asset	-	-	(100,000)
	-	-	(115,000)

Net cash used in investing activities	-	-	(115,000)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	4,000	292,500

Net cash provided by financing activities	-	4,000	292,500

Increase (decrease) in cash and cash equivalents	(19,480)	(7,477)	22,514

Cash and Cash Equivalents, Beginning of Period	41,994	8,026	-

                                                         See accompanying notes

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended December 31, 2008 and the period April 14, 2004 (inception)

through December 31, 2008

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $13,480 for the three months ended December 31, 2008; and a net accumulated loss of $271,486 for the period from April 14, 2004 (inception) to December 31, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended December 31, 2008 and the period April 14, 2004 (inception)

through December 31, 2008

(Unaudited)

All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited June 30, 2007 annual financial statements.

Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ended June 30, 2009.

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended December 31, 2008 and the period April 14, 2004 (inception)

through December 31, 2008

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

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to December 31, 2008.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of December 31, 2008.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of December 31, 2008.

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended December 31, 2008 and the period April 14, 2004 (inception)

through December 31, 2008

(Unaudited)

Loss Per Share

The Company computed basic and diluted loss per share amounts for December 31, 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of December 31, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended December 31, 2008 and the period April 14, 2004 (inception)

through December 31, 2008

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended December 31, 2008 and the period April 14, 2004 (inception)

through December 31, 2008

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended December 31, 2008 and the period April 14, 2004 (inception)

through December 31, 2008

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended December 31, 2008 and the period April 14, 2004 (inception)

through December 31, 2008

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

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended December 31, 2008 and the period April 14, 2004 (inception)

through December 31, 2008

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

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Mediflow” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of December 31, 2008, there is no balance due.

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

On December 31, 2004, the Company issued 8,650,000 of its common shares for cash of $86,500.

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended December 31, 2008 and the period April 14, 2004 (inception)

through December 31, 2008

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended December 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

Financial Plan

As of December 31, 2008 we had a cash balance $ and have earned no revenue from operations. Since our inception on April 14, 2004 to December 31, 2008 we have raised $in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

RESULTS OF OPERATIONS first Quarter Summary

3 Months Ended December 31

	2008	2007
Revenue	$Nil	$Nil
Expenses	(18,230)	(5,727)
Net Income (Loss)	$(18,230)	$(5,727)

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

Operating Costs and Expenses

We incurred expenses of $18,230 during the three-month period ended December 31, 2008 over the same period ended December 31, 2007 This increase is primarily the result of professional fees associated with being a reporting issuer.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the nine months ended December 31, 2008, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	December 31, 2008	June 30, 2008
Current Assets	$22,514	$41,994
Current Liabilities	1,500	$7,500
Working Capital (Deficit)	$21,014	$34,494

Cash Flows
Three Months Ended December 31
2008 2007
Cash Flows from (used in) Operating Activities $(13,480) (5,727)
Cash Flows from (used in) Investing Activities -- --
Cash Flows from (used in) Financing Activities -- --
Net Increase (decrease) in Cash During Period $(19,480) (7,477)

The decrease in our working capital deficit at December 31, 2008 as compared to our fiscal year ended June 30, 2008 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of December 31, 2008, the date of our most recently available financial statements, we had cash on hand of $ 22,514.  Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

      31.1

 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1

 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2008,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(QV) QUANTUM VENTURES, INC.

Date February 13, 2009

By: /s/      Desmond Ross

Desmond Ross

Chief Executive Officer, Chief Financial Officer

President, Director (Principal Executive Officer

and Principal Accounting Officer)