Form 10-Q
period 2009-03-31
Quantum Ventures Inc.
filed 2009-05-20
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31,  2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009, the Issuer had, 117,300,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

QUANTUM SOLAR POWER, CORP.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	June 30,
	2009	2008

ASSETS

Current assets:

Cash	$ 18,345	$ 41,994

Total assets	$ 18,345	$ 41,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable and Accrued Liabilities	4,000	7,500

Total liabilities	4,000	7,500

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock; authorized 10,000,000; $0.001 par value; zero shares	-	-
issued and outstanding at March31, 2009 and June 30,2008
Common stock; authorized 400,000,000; $0.001 par value; 117,300,000 shares
issued and outstanding at March 31, 2009 and December 31, 2008	14,750	14,750
Paid in capital	277,750	277,750
Deficit accumulated during the development stage	(278,155)	(258,006)

Total stockholders' equity	14,345	34,494

Total liabilities and stockholders' equity	$ 18,345	$ 41,994

The accompanying notes are an integral part of these financial statements

QUANTUM SOLAR POWER, CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the Period
	For the Three	For the Three	For the Nine	For the Nine	from April 14,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 (inception) to
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	6,669	2,269	20,149	7,996	172,155
Impairment of intangible asset	-	-	-	-	106,000

Total operating expenses	6,669	2,269	20149	7,996	278,155

Net loss before provision for income taxes	(6,669)	(2,269)	(20,149)	(7,996)	(278,155)

Provision for income taxes	-	-	-	-	-

Net loss	$ (6,669)	$ (2,269)	$ (20,149)	$ (7,996)	$ (278,155)

Weighted average common shares outstanding -
Basic and diluted	117,300,000	14,650,000	117,300,000	14,650,000	117,300,000

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

See accompanying notes

QUANTUM SOLAR POWER, CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2009	Nine months ended March 31, 2008	From Inception (May 19, 2006) to March 31, 2009

Cash flow from operating activities:
Net loss	$ (20,149)	$ (7,996)	$ (275,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Technology expenditure for shares	-	-	106,000
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable	3,500	4,000

Net cash used in operating activities	(23,649)	(11,996)	(169,655)

Cash flows from financing activities:
Proceeds from issuance of common stock			292,500
Proceeds from common stock subscription	-

Net cash provided by financing activities	-	4,000	292,500

Decrease in cash during the period	(23,649	(7,996)	18,345

Cash, beginning of period	41,994	8,026	-

Cash, end of period	$ 18,345	$ 30	$ 18,345

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -		$ -
Interest	$ -		$ -

                                                       See accompanying notes

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2009 and the period April 14, 2004 (inception)

through March 31, 2009

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $20,149 for the nine months ended March 31, 2009; and a net accumulated loss of $278,155 for the period from April 14, 2004 (inception) to March 31, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2009 and the period April 14, 2004 (inception)

through March 31, 2009

(Unaudited)

All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited June 30, 2007 annual financial statements.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ended June 30, 2009.

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2009 and the period April 14, 2004 (inception)

through March 31, 2009

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

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to March 31, 2009.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of March 31, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of March 31, 2009.

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2009 and the period April 14, 2004 (inception)

through March 31, 2009

(Unaudited)

Loss Per Share

The Company computed basic and diluted loss per share amounts for March 31, 2009 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of March 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2009 and the period April 14, 2004 (inception)

through March 31, 2009

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2009 and the period April 14, 2004 (inception)

through March 31, 2009

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2009 and the period April 14, 2004 (inception)

through March 31, 2009

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2009 and the period April 14, 2004 (inception)

through March 31, 2009

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2009 and the period April 14, 2004 (inception)

through March 31, 2009

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

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Mediflow” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of March 31, 2009, there is no balance due.

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended March 31, 2009 and the period April 14, 2004 (inception)

through March 31, 2009

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

Introduction

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended March 31, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

Financial Plan

As of March 31, 2009 we had a cash balance $XS and have earned no revenue from operations. Since our inception on April 14, 2004 to March 31, 2009 we have raised $in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

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

RESULTS OF OPERATIONS first Quarter Summary

3 Months Ended March 31

	2009	2008
Revenue	$Nil	$Nil
Expenses	$(6,669)	$(2,269)
Net Income (Loss)	$(6,669)	$(2,269)

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

Operating Costs and Expenses

We incurred expenses of $6,669 during the three-month period ended March 31, 2009, an increase of $4,400 over the same period ended March 31, 2008 This increase is primarily the result of professional fees associated with being a reporting issuer.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the nine months ended March 31, 2009, we recorded contributed executive services expenses of $.0 of services that were provided to us without charge.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	March 31, 2009	June 30, 2008
Current Assets	$18,345	$41,994
Current Liabilities	$ 4,000	$ 7,500
Working Capital (Deficit)	$14,345	$34,494

Cash Flows
Nine Months Ended March 31
2009 2008
Cash Flows from (used in) Operating Activities $(23,649) (7,996)
Cash Flows from (used in) Investing Activities -- --
Cash Flows from (used in) Financing Activities -- --
Net Increase (decrease) in Cash During Period $(23,649) (7,996)

The decrease in our working capital deficit at March 31, 2009 as compared to our fiscal year ended June 30, 2008 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of March 31, 2009, the date of our most recently available financial statements, we had cash on hand of $18345.  Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

      31.1

 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1

 Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2009,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(QV) QUANTUM VENTURES, INC.

Date: May 20, 2009

By: /s/      Desmond Ross

Desmond Ross

Chief Executive Officer, Chief Financial Officer

President, Director (Principal Executive Officer

and Principal Accounting Officer)