Form 10-K
period 2009-06-30
Quantum Ventures Inc.
filed 2009-10-21
CIK 1301843

10K ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $892,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 20, 2009 the Issuer had 117,300,000 Common shares outstanding

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

. Recent Corporate Developments Prior to June 30, 2009

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

About Our Business

We are a development stage company.  We have produced no revenues to date, and have not begun revenue producing activities.  We have had extremely limited operations and have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date. Our auditors have included in their report covering our financial statements for the period from incorporation to June 30, 2009, that there is substantial doubt about our ability to continue as a going concern. Our business plan is to further develop and commercialize the MediFlow Software Program, a medical tracking software program that will assist healthcare professionals in diagnosing and recommending treatment for patients. Mediflow scans keywords of a healthcare professional’s input and compares it to an indexed database utilizing both Heuristic and Boolean logical algorithms.   The software compares the disease database looking for matching symptoms, analyzes the true phase (during current treatment), and the medications or other treatments being used.  It then matches the results with models found in the database, flagging any abnormalities in both the diagnosis and treatment, and suggesting a solution.

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

Recent Corporate Developments Subsequent to June 30, 2009

We have experienced no significant developments since the completion of our fiscal year ended June 30, 2009

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

We have incurred a net loss of $286,753 for the period from inception to June 30, 2009, and have earned no revenues to date. We expect to lose more money as we spend additional capital to ultimately produce and market the Mediflow software product and produce and market solar energy roducts which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $13,247as of June 30, 2009.

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

We Will Require Additional Financing And May Not Be Able To Continue Operations If Additional Financing Is Not Obtained.

As of June 30, 2009, we had cash in the amount of approximately $13,247 . Our total expenditures over the next twelve months are anticipated to be approximately $310,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our June 30, 2009 financial statements, we are in the development stage of operations, have had losses from operations since inception, and have nominal revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

The mailing address of our business is 16 Midlake Boulevard, Suite 312

SE Calgary AB T2X 2X7 Our President provides office space to us at no charge. The cost of the donated premises is valued at $0 per month on our financial statements. We rent web space on the Internet at http://www.quantumsolarpower.com, from our hosting provider Network Solutions for $15 per month. We own the mentioned Internet domain name providing we pay the ongoing annual fees of approximately $25 per year. We have no mortgage or lien on any of our property.

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

52 Week	HIGH ($)	LOW ($)
2008-2009	$2.50.	$0.51

Holders of Common Stock

As of June 30, 2009, there were 25 registered shareholders of our common stock.

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

Recent Sales Of Unregistered Securities

There have been no recent sales of unregistered securities during the last fiscal year.

 ITEM 6 SELECTED FINANCIAL DATA

Summary of Statements of Operations of QSPC

Year Ended June 30, 2009 and 2008

	June 30, 2009		June 30, 2008
Sales	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil
Net Income	$	Nil	$	Nil
Net Income Per Share, diluted	$	Nil	$	Nil

     Summary of Balance Sheets of QSPC as at June 30, 2009 and 2008

	June 30, 2009	June 30, 2008
Working Capital	$5,747	$34,494
Total Assets	$13,247	$41,994
Stockholders’ Equity	$5,747	$34,494

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

PLAN OF OPERATION

Financial Plan

As of June 30, 2009 we had a cash balance $13,247 and have earned no revenue from operations. Since our inception on April 14, 2004 to June 30, 2009 we have raised $292,485 in equity financing via distributions of unregistered securities to Canadian investors using exemptions provided under Regulation S and under British Columbia, Alberta and Saskatchewan Multilateral Instrument 45-103 Part 2 in Canada. During the next twelve months we will need additional funds and we are seeking these additional funds via, private placements or loans from our sole officer and director or current shareholders or potentially an initial public offering. No arrangements for additional funds have been completed.

Website Development Plan

The development of our website is ongoing and we anticipate being online in November 2009, with the cost of the websites development anticipated at $4,000. Our websites will be located on the Internet at http://www.quantumsolarpower.com,. Our Quantum Solar Power Website will supply information on our products, our company and the solar energy industry. Once completed we do not anticipate having to develop our website further within the next twelve months.

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

During the next 12 months, our business plan is to continue to develop, maintain and promote Mediflow to potentially earn revenues from its sales. We anticipate that any additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to continue the transition into Mediflow. In the absence of such financing, our business will fail. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales or that the revenues generated will exceed the operating costs of our business. We have no employees as of June 30, 2009. We will conduct our business largely through agreements with consultants and arms-length third parties. We do not intend to hire any employees over the next twelve months.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their audit report included in our audited financial statements for the year ended June 30, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

We anticipate that we will incur over the next twelve months the following expenses:

Category

Planned Expenditures Over
The Next 12 Months (US$)

Professional Fees

$40,000

Office and related Expenses

$15,000

Software development

$255,000

TOTAL

$310,000

Our total expenditures over the next twelve months are anticipated to be approximately $310,000. Our cash on hand as of June 30, 2009 is $13,247. We do not have insufficient cash on hand to pay the costs of marketing the Mediflow and its further development, initial production. We will require additional financing in order to proceed with any additional work, marketing and initial manufacturing.

RESULTS OF OPERATIONS

For the period from inception on April 14, 2004 to June 30, 2009, we have not earned any operating revenue. We had an accumulated net loss of $286,753 since inception. We incurred total expenses of $286,753 since inception.

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

Administrative Expenses

We have incurred administrative expenses in the amount of $180,753 for the period from April 14, 2004 (inception) to June 30, 2009. Administrative expenses for this period included the following expenses:

	Fiscal Year Ended	Fiscal Year Ended	From Date of Inception
Administrative Expenses	to June 30, 2009	June 30, 2008	to June 30, 2009
Amortization	-	-	-
Donated Rent	-	-	-
Donated Services	-	-	-
General and Administrative	28,747	66,032	180,753
Impairment loss on equipment	-	100,000	106,000
Total Administrative Expenses	28,747	66,032	286,753

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

Net Loss

We incurred a loss in the amount of $286,753 for the period from inception to June 30, 2009. Our loss was attributable to the costs of operating expenses which primarily consisted of acquisition costs, professional fees paid in connection with Acquiring our assets,  preparing and filing our Registration Statement, Quarterly and Annual reports.

Liquidity and Capital Resources

Working Capital

	At June 30, 2009	At June 30, 2008
Current Assets	13,247	41,994
Current Liabilities	7,500	7,500
Working Capital (Deficit)	5,747	34,494

Cash Flows		Year Ended June30
		2009	2008
Cash Flows Used In Operating Activities		(28,747)	(66,032)
Cash Flows Used In Investing Activities		-	-
Cash Flows Provided By Financing Activities		-	200,000
Net Increase/Decrease In Cash During Period		(28,747)	33,968

As at June 30, 2009, we had cash of $13,247 and a working capital of $5,747.  In addition, once we have completed our twelve month plan for developing and marketing our products, depending on the success of our initial marketing efforts, we will require additional funds to continue with our operations. The decreases in our working capital at June 30, 2009 from our year ended June 30, 2006 are primarily a result of the increased proceeds from issuance of common stock. The increase in our cash used during the period ended on June 30, 2009, from the comparable periods of the preceding fiscal years are due to the cost of our acquisition of the license agreement and our professional fees related to the acquisition thereto and from the fact that we had no revenue on June 30, 2009.

Future Financings

As of June 30, 2009, we had cash on hand of $13,247. Since our inception, we have used our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2009, that there is substantial doubt that we will be able to continue as a going concern.

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

     ITEM 8.

   FINANCIAL STATEMENTS.

QUANTUM SOLAR POWER CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the year ended June 30, 2009

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statement of Changes in Shareholders' Equity	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-16

Report of Independent Registered Public Accounting Firm

To The Stockholders and Board of Directors

of Quantum Solar Power Corp.

     We have audited the accompanying consolidated balance sheets of Quantum Solar Power Corp. (A Development Stage Company) as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in consolidated stockholders’ equity and cash flows for the years ended June 30, 2009 and 2008 and the period from April 14, 2004 (inception) through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Solar Power Corp. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009, and the period from April 14, 2004 (inception) through June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

October 20, 2009

F2

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2009	2008

ASSETS

Current Assets
Cash	$ 13,247	$ 41,994

Total current assets	13,247	41,994

Total assets	$ 13,247	$ 41,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued expenses	$ 7,500	$ 7,500

Total current liabilities	7,500	7,500

Total liabilities	7,500	7,500

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 400,000,000 shares authorized and
117,300,000 shares issued and outstanding as of June 30, 2009 and 2008	15	15
Additional paid-in capital	292,485	292,485
Deficit accumulated during the development stage	(286,753)	(258,006)

Total Stockholders' Equity	5,747	34,494

Total Liabilities and Stockholders' Equity	$ 13,247	$ 41,994

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from April 14,
	June 30, 2009	June 30, 2008	2004 (inception)
			to June 30, 2009

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	28,747	66,032	180,753
Impairment of intangible asset	-	100,000	106,000

Total operating expenses	28,747	166,032	286,753

Net loss before provision for income taxes	(28,747)	(166,032)	(286,753)

Provision for income taxes	-	-	-

Net loss	$ (28,747)	$ (166,032)	$ (286,753)

Weighted average common shares outstanding -
Basic and diluted	117,300,000	117,220,822

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	10,000,000 shares authorized		50,000,000 shares authorized		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in	Accumulated	Stockholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Deficit	Equity

BALANCE, APRIL 14, 2004 (INCEPTION)	-	-	-	$ -	$ -	$ -
Common shares issued at par value	-	-	-	-	-	-
Common shares issued at $0.001 per share	-	-	69,200,000	9	92,585	-	86,500
Common shares issued at $0.001 per share	-	-	48,000,000	6	-	-	6,000

Net loss	-	-	-	-	-	(9,557)	(9,557)

BALANCE, JUNE 30, 2004	-	-	117,200,000	$ 15	$ 92,585	$ (9,557)	$ 82,943
Net loss	-	-	-	-	-	(40,111)	(40,111)

BALANCE, JUNE 30, 2005	-	-	117,200,000	$ 15	$ 92,585	$ (49,668)	$ 42,832
Net loss	-	-	-	-	-	(26,654)	(26,654)

BALANCE, JUNE 30, 2006	-	-	117,200,000	$ 15	$ 92,585	$ (76,322)	$ 16,178
Net loss						(15,652)	(15,652)

BALANCE, JUNE 30, 2007	-	-	117,200,000	$ 15	$ 92,585	$ (91,974)	$ 526
Common shares issued at $2.00 per share			100,000	-	199,900	-	200,000
Net loss	-	-	-	-	-	(166,032)	(166,032)

BALANCE, JUNE 30, 2008	-	-	117,300,000	$ 15	$ 292,485	$ (258,006)	$ 34,494
Net loss	-	-	-	-	-	(28,747)	(28,747)

BALANCE, JUNE 30, 2009	-	-	117,300,000	$ 15	$ 292,485	$ (286,753)	$ 5,747

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	For the Period
	Ended	Ended	from April 14,
	June 30, 2009	June 30, 2008	2004 (inception)
			to June 30, 2009
Cash Flows From Operating Activities
Net loss	$ (28,747)	$ (166,032)	$ (286,753)
Adjustments to net loss to net cash
Impairment of intangible asset	-	100,000	106,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	-	-	16,500

Net cash provided by (used in) operating activities	(28,747)	(66,032)	(164,253)

Cash Flows From Investing Activities
Payment for technology rights	-	-	(15,000)
Purchase of intangible asset	-	(100,000)	(100,000)
	-	(100,000)	(115,000)

Net cash used in investing activities	-	(100,000)	(115,000)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	200,000	292,500

Net cash provided by financing activities	-	200,000	292,500

Increase (decrease) in cash and cash equivalents	(28,747)	33,968	13,247

Cash and Cash Equivalents, Beginning of Period	41,994	8,026	-

Cash and Cash Equivalents, End of Period	$ 13,247	$ 41,994	$ 13,247

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

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

Corporate Background

Our principal business is the development and future marketing of a software product called Mediflow.  Additionally, the company has acquired a license to manufacture and market Solar Energy products.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $28,747 for the year ended June 30, 2009; and a net accumulated loss of $286,753 for the period from April 14, 2004 (inception) to June 30, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

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

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to June 30, 2009.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of June 30, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of June 30, 2009.

Loss Per Share

The Company computed basic and diluted loss per share amounts for June 30, 2009 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

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

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of June 30, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The Company has adopted SFAS No. 165 and is evaluating the effect it will have on its consolidated financial statements.

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

                                                      through June 30, 2009

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has adopted  “FSP” No. SFAS 107-1 and APB 28-1 and is evaluating the effect it will have on its consolidated financial statements.

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Mediflow” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of June 30, 2009, there is no balance due.

On April 15, 2008, QV, Quantum Ventures, Inc. (entered into a License agreement ( “The Agreement”) with Canadian Integrated Optics International Ltd. of Douglas, Isle of Man (CIOI), to manufacture and market CIOI’s  patent  pending solar technology based on an optical rectenna. On May 7, 2008 the Agreement was subsequently amended and executed by CIOI and on May 16, 2008 the agreement was executed by QV, Quantum Ventures, Inc. closing of this agreement and is subject to certain terms and conditions.  The Purchase Price paid in cash for the License was $100,000.

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

NOTE 5-CHANGE OF NAME

On June 16, 2008 stockholders by way of Proxy Statement confirmed and ratified the change of the company’s name from QV, Quantum Ventures, Inc. to Quantum Solar Power Corp.

NOTE 6- INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made, there are no deferred taxes as of June 30, 2009.

There was no income tax expense for the years ended June 30, 2009 and 2008 due to the Company’s net losses.

The Company’s tax benefit differs from the “expected” tax benefit for the years ended June 30, 2009 and 2008, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	April 14, 2004 (inception) Through June 30, 2009	April 14, 2004 (inception) Through June 30, 2008
Computed “expected” tax benefit	$9,774	56,450
Less; benefit of operating loss carryforwards	9,774	56,450
	$-	-

The effects of temporary differences that gave rise to deferred tax assets at June 30, 2009 and 2008 are as follows:

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

	2009	2008
Current	$-	-
Non-current	97,496	87,722
Total gross deferred tax assets	97,496	87,722
Less valuation allowance	(97,496)	(87,722)
Net deferred tax assets	$-	-

The Company has a net operating loss carryforward of $97,496 available to offset future taxable income through 2020.

NOTE 7- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.

This calculation is not done for periods in a loss position as this would be antidilutive.  As of June 30, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

Ended June 30,
	2009	2008
Numerator:
Continuing operations:
Income from continuing operations	($ 28,747 )	($ 166,032)
Effect of dilutive convertible debt	--	--
Total	($ 28,747)	($ 166,032)

Discontinued operations
Loss from discontinued operations	--	--

QUANTUM SOLAR POWER CORP.

Formerly QV, Quantum Ventures, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended June 30, 2009 and the period April 14, 2004 (inception)

through June 30, 2009

Net income (loss)	($ 28,747)	($ 166,032)

Denominator:
Weighted average number of shares outstanding – basic and diluted	117,300,000	117,220,822

EPS:
Basic:
Continuing operations	$ 0.00	$ 0.00
Discontinued operations	0.00	0.00
Net income/(loss)	$ 0.00	$ 0.00

Diluted
Continuing operations	$ 0.00	$ 0.00
Discontinued operations	0.00	0.00
Net income/(loss)	$ 0.00	$ 0.00

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

Name and Address of Directors/Officers	Age	Position

Desmond Ross	43	Chief Executive Officer, Chief Financial
		Officer, President, Director
Graham Hughes	51	Secretary, Treasurer

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

		Annual Compensation				Long Term Compensation
Name	Title	Year Ended	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compen- sation
Desmond Ross	Chief Executive Officer, Chief Financial Officer, President, & Director	2009 2008 2007 2006 2005	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Graham Hughes Ronald Nittritz	Secretary Treasurer and Director	2009 2008 2007 2006 2005	nil nil	nil 1,000	nil nil	nil nil	nil nil	nil nil	nil nil

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

Employment Contracts

We do not have currently any employment contract with our officers and directors

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended June 30, 2009, and we have not granted any stock options since our inception.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 20, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of June 30, 2009, we had 117,300,000 shares of common stock issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2009
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

ITEM 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2009 and June 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2009	Year Ended June 30, 2008
Audit Fees	$7,500	7,500
Audit Related Fees	7,500	7,500
Tax Fees	-	-
All Other Fees	800	800
Total	$15,800	15,800

Our audit committee pre-approves all non-audit services to be performed by our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Date:	October 21, 2009	By:	/s/ Desmond Ross
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

Date:	October 21, 2009	By:	/s/ Desmond Ross
DESMOND ROSS
Chief Executive Officer, Chief Financial Officer,
President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
/s/Graham Hughes
GRAHAM HUGHES
Secretary, Treasurer and Director