Form 10-Q
period 2009-12-31
QUANTUM SOLAR POWER CORP.
filed 2010-02-17
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51698

QUANTUM SOLAR POWER CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3900 Paseo del Sol , Suite C09
Santa Fe, NM, USA 87507
(Address of principal executive offices, including zip code.)

505-216-0725
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]                                                                Accelerated filer   [   ]

Non-accelerated filer     [   ]                                                                Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 141,800,000 as of February 10, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2009	2009
	(Unaudited)	Audited
ASSETS
Current Assets
Cash	$26	$13,247
Total Current Assets	26	13,247
Total Assets	$26	$13,247

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued expenses	$9,107	$7,500
Note Payable	500	-
Total Current Liabilities	9,607	7,500
Total Liabilities	$9,607	$7,500

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value 10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $.001 par value 400,000,000 shares authorized and
141,800,000 and 117,300,000 shares issued and outstanding	141,800	117,300
Additional paid-in capital	150,700	175,200
Deficit accumulated during the development stage	(302,081)	(286,753)
Total Stockholders' (Deficiency) Equity	(9,581)	5,747
Total Liabilities and Stockholders' (Deficiency) Equity	$26	$13,247

The accompanying notes are an integral part of these financial statements

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from April 14,
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	2004 (inception) to December 31, 2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	12,283	3,983	15,328	13,480	196,081
Impairment of intangible asset	-	-	-	-	106,000

Total operating expenses	12,283	3,983	15,328	13,480	302,081

Net loss before provision for income taxes	(12,283)	(3,983)	(15,328)	(13,480)	(302,081)

Provision for income taxes	-	-	-	-	-

Net loss	$(12,283)	$(3,983)	$(15,328)	$(13,480)	$(302,081)

Weighted average common shares outstanding -
Basic and diluted	141,800,000	117,300,000	141,666,848	117,300,000

Net loss per share –– basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period
	For the Six	For the Six	from April 14,
	Months Ended	Months Ended	2004 (inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
Cash Flows From Operating Activities
Net loss	$(15,328)	$(13,480)	$(302,081)
Adjustments to net loss to net cash
Impairment of intangible asset	-	-	106,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	1,607	(6,000)	18,107
Net cash used in operating activities	(13,721)	(19,480)	(177,974)
Cash Flows Used In Investing Activities
Payment for technology rights	-	-	(15,000)
Purchase of intangible asset	-	-	(100,000)
	-	-	(115,000)
Net cash used in investing activities	-	-	(115,000)
Cash Flows From Financing Activities:
Proceeds from note payable	500	-	500
Proceeds from the issuance of common stock	-	-	292,500
Net cash provided by financing activities	500	-	293,000
Increase (decrease) in cash and cash equivalents	(13,221)	(19,480)	26
Cash and Cash Equivalents, Beginning of Period	13,247	41,994	-
Cash and Cash Equivalents, End of Period	$26	$22,514	$26
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing
Shares issued	$71,500,000	$-	$-
Shares cancelled	$(47,000,000)	$-	$-

The accompanying notes are an integral part of these financial statements

QUANTUM SOLAR POWER CORP.
Formally QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)
December 31, 2009
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

Corporate Background

“Quantum Solar Power Corporation has developed a “Next Generation Device” (NGD) solar cell technology.  Quantum’s NGD is a patent pending, functioning, laboratory model that demonstrates its utility in solar power conversion without the necessity of utilizing expensive silicon or other semiconductors.

The purchase and application of semiconductor materials in solar cell production is the single most significant expense in their manufacturing process and the single largest impediment to achieving better efficiency ranges. Quantum starts with a built-in competitive manufacturing and efficiency advantage over all conventional solar cells using expensive semiconductor based technologies.

Quantum has a simple and elegant revolutionary advantage; expensive semiconductors are not necessary. Not only are semiconductors expensive to purchase and apply they are also the main source of power conversion losses in today’s solar cell technologies. Without the semiconductor efficiency losses Quantum has the potential of reaching efficiencies not obtainable with conventional solar cell manufacturing methods in use today. As a result, Quantum has the potential for manufacturing solar cells at significantly less cost per watt than current producers; and achieving efficiencies thus far unobtainable with conventional photovoltaic semiconductor based technologies.

QUANTUM SOLAR POWER CORP.
Formally QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)
December 31, 2009
(Unaudited)

Quantum Solar Power Corp.  will derive substantially all revenues from royalty based licensing arrangements.  This business model will allow us to maximizing capital resources available at startup and through our licensee partners, positively address the large backlog of demand for high efficiency solar cell devices.  This superior business model will enable Quantum to increase revenues and create brand recognition for Quantum without the time, capital and risk associated with manufacturing plant construction.”

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $6,221 for the Second quarter ending December 31, 2009; and a net accumulated loss of $292,974 for the period from April 14, 2004 (inception) to December 31, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of an online office service.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by “Accounting and Reporting by Development Stage Enterprises”.

QUANTUM SOLAR POWER CORP.
Formally QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)
December 31, 2009
(Unaudited)

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value. During the year ended June 30, 2008, the Company determined that the carrying amount of the License purchased were in excess of its estimated fair value and recognized an impairment loss on intangible asset costs of $100,000.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less.

Start-up Expenses

The Company has adopted "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to December 31, 2009.

QUANTUM SOLAR POWER CORP.
Formally QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)
December 31, 2009
(Unaudited)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of December 31, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of December 31, 2009.

Loss Per Share

The Company computed basic and diluted loss per share amounts for December 31, 2009 pursuant to “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

QUANTUM SOLAR POWER CORP.
Formally QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)
December 31, 2009
(Unaudited)
Comprehensive Loss

 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of December 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Standard Accounting codification

In June 2009, the FASB issued Statement No. 168 (an update of ASC 105), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. FAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 did not affect the Company’s consolidated financial position, results of operations, or cash flows.

QUANTUM SOLAR POWER CORP.
Formally QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)
December 31, 2009
(Unaudited)
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

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT PAYABLE

By an agreement dated May 18, 2004 the Company purchased software, known as “Mediflow” in consideration of payment to the Vendor of $5,000 and 100,000 common shares of the Company.  In addition, the Company will grant the vendor a 2% royalty on net sales of any product that uses any portion of the technology.  The agreement was subsequently amended and calls for the cancellation of the 100,000 common shares, the sum of $3,000 payable upon execution of the agreement, and a non-refundable sum of $10,000 paid on August 22, 2006.  As of December 31, 2009, there is no balance due.

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

(Expressed in United States Dollars)
December 31, 2009
(Unaudited)

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

On December 16, 2009, the Company entered into an agreement with Canadian Integrated Optics (IOM) Limited, an Isle of Man corporation, as amended, wherein the Company agreed to purchase all of their solar cell technology in consideration of 71,500,000 restricted shares of common stock.  As part the transaction, Desmond Ross will return 47,000,000 shares of the Company’s common stock that he owns to treasury.

On December 31, 2009, The Company completed the foregoing agreement; 71,500,000 restricted shares of common stock were issued to Canadian Integrated Optics (IOM) Limited, an Isle of Man corporation; and, Desmond Ross returned 47,000,000 shares of the Company’s common stock that he owned to treasury.

Currently there are 141,800,000 shares of common stock outstanding.

NOTE 5-CHANGE OF NAME

On June 16, 2008 stockholders by way of Proxy Statement confirmed and ratified the change of the company’s name from QV, Quantum Ventures, Inc. to Quantum Solar Power Corp.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Introduction
The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended December 31, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Quantum Solar Power Corp. formerly QV, Quantum Ventures, Inc. is a corporation formed under the laws of the State of Nevada on, April 14, 2004 whose principal executive offices are located in Santa Fe New Mexico, USA. Our principal business is the development and marketing of solar power generation devices.

The Business

We are a development stage company. We have not earned any revenue to date and we do not anticipate earning revenue until we have completed the development and testing of our solar power generation devices. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our solar power generation devices, once development and testing is complete. We have had extremely limited operations consisting of a CEO, Secretary Treasurer and rented office space and have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date.

Our auditors have included in their report covering our financial statements for the period from incorporation to Dec 31, 2009, that there is substantial doubt about our ability to continue as a going concern.

We are attempting to raise money at this time. Assuming we raise $500,000, we intend to continue the final development of the Next Generation Device, set up operations, identify and engage manufacturing partners worldwide.  The money will last 12 months. The partnerships we develop will provide the expertise and facilities required to mass manufacture solar cells based on Quantum’s NGD technology. Our partners will distribute the solar cells worldwide using their existing sales and marketing channels and at their expense. The cost of manufacture will be solely the responsibility of the manufacturing partner. Quantum will receive revenue on royalties based on the number of cells produced by our partners. This business model will allow us to maximize capital resources available at startup and through our licensee partners, positively address the large backlog of demand for high efficiency solar cell devices.  This business model will enable Quantum to increase revenues and create brand recognition for Quantum without the time, capital and risk associated with manufacturing plant construction.

The Product

Quantum Solar Power Corporation has developed and owns the “Next Generation Device” (NGD) solar cell technology.  This NGD is a patent pending, functioning, laboratory model that demonstrates its utility in solar power conversion without the necessity of utilizing expensive silicon or other semiconductors.

The purchase and application of semiconductor materials in solar cell production is the single most significant expense in their manufacturing process and the single largest impediment to achieving better efficiency ranges. Quantum starts with a built-in competitive manufacturing and efficiency advantage over all conventional solar cells using expensive semiconductor based technologies.

Quantum has a revolutionary advantage; expensive semiconductors are not necessary.  Not only are semiconductors expensive to purchase and apply they are also the main source of power conversion losses in today’s solar cell technologies. Without the semiconductor efficiency losses Quantum has the potential of reaching efficiencies not obtainable with conventional solar cell manufacturing methods in use today. As a result, Quantum has the potential for manufacturing solar cells at significantly less cost per watt than current producers; and achieving efficiencies thus far unobtainable with conventional photovoltaic semiconductor based technologies.

The Market

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

For the sake of comparison, the total world demand for electrical energy of 14.3 Trillion KW Hrs/year would involve the annual solar irradiance on a square piece of desert land near the equator of approximately 85 Km on a side and assuming the CIO panels were used with 30% efficiency the entire world electrical demand could be met with panels covering a similar square of 155 Km on a side. Assuming that such panels could be manufactured for $1/W(Watt) and that for each 1 W a total of 2 KWHrs/yr of electricity is derived then all of the panels required to generate present total world electricity needs of $14.3 T KWhrs/yr could be produced for $7.1 Trillion. Amortizing this over the 30 year life of the panels would give $0.016/KWhr.

Results of Operations ( 2nd Quarter Summary)

3 Months Ended December 31

	2009	2008
Revenue	$ 0	$ 0
Expenses	$ 12,283	$ 3,983
Net Income (Loss)	$(12,283)	$(3,983)

Revenues

No revenues have been reported to date.

Operating Costs and Expenses

We incurred expenses of $ 12,283 during the three-month period ended December 31, 2009, a increase of $8,300 over the same period ended December 31, 2008 This decrease is primarily the result of professional fees associated with being a reporting issuer.

In accordance with SEC Staff Accounting Bulletin Topics 1:B and 5:T, we are required to report all costs of conducting our business.. For the six months ended December 31, 2009, we recorded contributed executive services expenses of $0 of services that were provided to us without charge.

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

Liquidity and capital Resources

Working Capital

	Dec. 31, 2009	Sep. 30, 2009
Current Assets	$ 26	$ 7,702
Current Liabilities	$ 500	$10,000
Working Capital (Deficit)	$ (474)	$ (2,298)

Cash Flows

Three Months Ended December 31	2009	2008
Cash Flows from (used in) Operating Activities	$ (13,721)	(19,480)
Cash Flows from (used in) Investing Activities	0	0
Cash Flows from (used in) Financing Activities	500	0
Net Increase (decrease) in Cash During Period	$ (13,221)	(19,480)

The decrease in our working capital deficit at December 31, 2009 as compared to our fiscal year ended June 30, 2009 is primarily a result of the fact that we had no sources of revenue and limited sources of financing during the period. As a result, we were required to use existing cash reserves in order to meet our obligations during the period. As of December 31, 2009, the date of our most recently available financial statements, we had cash on hand of $26. Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

ITEM 3.                      Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                      Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A.                      Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 5.                      Other Information

The registrant has changed the location of its principle place of business to: Quantum Solar Power Corp., 3900 Paseo del Sol, Santa Fe, NM 87507 USA  from the former address: Quantum Solar Power Corp. , 16 Midlake Boulevard, Suite 312 SE Calgary Alberta, Canada.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.1	Investor relations Consulting Services Contract with Green Street Capital Partners, LLC.

10.2	Office Space Lease Agreement, Santa Fe Business Incubator.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of February, 2010.

QUANTUM SOLAR POWER CORP.

BY:	DARYL EHRMANTRAUT
Daryl Ehrmantraut, President, Principal Executive Officer, and a member of the Board of Directors.

BY:	GRAHAM HUGHES
Graham Hughes, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.