Form 10-Q
period 2010-03-31
QUANTUM SOLAR POWER CORP.
filed 2010-05-17
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

COMMISSION FILE NUMBER 000-52686

QUANTUM SOLAR POWER CORP.
(Exact name of registrant as specified in its charter)

NEVADA	27-1616811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Paseo del Sol, Suite C09
Santa Fe, NM	87507
(Address of principal executive offices)	(Zip Code)

(505)-216-0725
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [X]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
[   ] Yes     [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2010, the Issuer had 142,130,000 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Quantum” mean Quantum Solar Power Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash	$7,252	$13,247

Total Current Assets	7,252	13,247

Intangible Assets	1,947,292	0

Total Assets	$1,954,544	$13,247

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued expenses	$308,519	$7,500
Payroll Liabilities	10,269	-
Loans Payable	43,713	-

Total Current Liabilities	362,500	7,500

Total Liabilities	362,500	7,500

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value 10,000,000 shares authorized no shares issued and outstanding	-	-
Common stock, $.001 par value 400,000,000 shares authorized and 141,886,459 shares issued and outstanding	141,886	15
Additional paid-in capital	2,268,547	292,485
Deficit accumulated during the development stage	(818,389)	(286,753)

Total Stockholders' (Deficiency) Equity	1,592,044	5,747

Total Liabilities and Stockholders' (Deficiency) Equity	$1,954,544	$13,247

The accompanying notes are an integral part of these financial statements

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the Period
	For the Three	For the Three	For the Nine	For the Nine	from April 14,
	Months Ended	Months Ended	Months Ended	Months Ended	2004 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	150,292	476	150,891	1,611	331,646
Professional Fees	79,288	6,193	98,300	18,538	204,299
Research and Development	282,445	-	282,445	-	282,445

Total operating expenses	512,024	6,669	531,636	20,149	818,389

Net loss before provision for income taxes	(512,024)	(6,669)	(531,636)	(20,149)	(818,389)

Provision for income taxes	-	-	-	-	-

Net loss	$(512,024)	$(6,669)	$(531,636)	$(20,149)	$(818,389)

Weighted average common shares outstanding - Basic and diluted	141,886,459	117,300,000	141,886,459	117,300,000	141,886,459

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements

QUANTUM SOLAR POWER CORP.
(FKA QV, QUANTUM VENTURES, INC.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	For the Nine	For the Nine	from April 14,
	Months Ended	Months Ended	2004 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
Cash Flows From Operating Activities
Net loss	$(531,636)	$(20,149)	$(818,389)
Adjustments to net loss to net cash
Stock issued for services	170,641	-	170,641
Impairment of intangible asset	-	-	106,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	311,286	(3,500)	327,787

Net cash used in operating activities	(49,709)	(23,649)	(213,961)

Cash Flows From Investing Activities
Acquisition of Intangible Assets	-	-	(115,000)
Net cash used in investing acticities	-	-	(115,000)

Cash Flows From Financing Activities:
Proceeds from note payable	43,713	-	43,713
Proceeds from the issuance of common stock	-	-	292,500

Net cash provided by financing activities	43,713	-	336,213

Decrease in cash and cash equivalents	(5,996)	(23,649)	7,252

Cash and Cash Equivalents, Beginning of Period	13,247	41,994	-

Cash and Cash Equivalents, End of Period	$7,252	$18,345	$7,252

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing
Shares issued for acquisition of intangible asset	$1,947,292	$-	$-

The accompanying notes are an integral part of these financial statements

QUANTUM SOLAR POWER CORP.
Formerly QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in United States Dollars)
March 31, 2010
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Organization

The Company was incorporated in Nevada on April 14, 2004. The Company is a development stage company engaged in the business of developing and commercializing next generation solar power technology under the name Next Generation Device™ abbreviated NGD™. On June 16, 2008 stockholders by way of Proxy Statement confirmed and ratified the change of the company’s name from QV, Quantum Ventures, Inc. to Quantum Solar Power Corp.

Corporate Background

Quantum Solar Power Corporation has developed a NGD™ solar cell technology. Quantum’s NGD™ is a patent pending, functioning, laboratory model that demonstrates its utility in solar power conversion without the necessity of utilizing expensive silicon or other semiconductors.

Conventional photovoltaic technologies based on silicon are expensive due to silicon purification and processing costs, while other lower-cost semiconductors have yet to show power conversion efficiencies comparable to silicon. These photovoltaic technologies are thus either efficient and expensive, or inefficient and inexpensive, entirely due to the reliance on semiconductors. The cost of electricity generated by these technologies is not competitive with other electricity sources such as coal-fired plants.

Quantum has a simple and elegant revolutionary advantage; expensive semiconductors are not necessary. Not only are semiconductors expensive to purchase and apply, they can also be the main source of power conversion losses in today’s solar cell technologies. Solar cells based on the NGD™ technology can reach a regime of cost and efficiency not obtainable with conventional solar cells. As a result, we believe that NGD™-based solar cells can be produced at significantly less cost per Watt than current producers.

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

QUANTUM SOLAR POWER CORP.
Formerly QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in United States Dollars)
March 31, 2010
(Unaudited)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $512,024 for the third quarter ending March 31, 2010; and a net accumulated loss of $818,389 for the period from April 14, 2004 (inception) to March 31, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from development and commercialization of an NGD™. Management has plans to seek additional capital through a private placement and public offering of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Quantum Solar Power Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2009 as reported in the 10-K have been omitted. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by “Accounting and Reporting by Development Stage Enterprises”.

QUANTUM SOLAR POWER CORP.
Formerly QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in United States Dollars)
March 31, 2010
(Unaudited)

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

Start-up Expenses

The Company has adopted "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to March 31, 2010.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Consolidated Stockholder’s Equity, if applicable. There were no translation adjustments as of March 31, 2010.

QUANTUM SOLAR POWER CORP.
Formerly QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in United States Dollars)
March 31, 2010
(Unaudited)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the Consolidated Statements of Operations. There were no exchange gains or losses as of March 31, 2010.

Net Loss Per Share

The Company computed basic and diluted loss per share amounts for March 31, 2010 pursuant to “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

QUANTUM SOLAR POWER CORP.
Formerly QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in United States Dollars)
March 31, 2010
(Unaudited)

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s financial statements.

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

NOTE 3 – TECHNOLOGY PURCHASE AGREEMENT

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

QUANTUM SOLAR POWER CORP.
Formerly QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in United States Dollars)
March 31, 2010
(Unaudited)

In December 2009 the Company executed an agreement with CIOI to purchase technology and associated patents related to the development of certain solar technology in an all stock transaction described below in Note 4.

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

The Company has completed a Private placement on April 15, 2008 with four individuals to issue 100,000 common shares at a price of $2.00 per share. The net proceeds received were $200,000. No commissions were paid and no registration rights have been granted.

On December 16, 2009, the Company entered into an agreement with Canadian Integrated Optics (IOM) Limited, an Isle of Man corporation, as amended, wherein the Company agreed to purchase all of their solar cell technology in consideration of 71,500,000 restricted shares of common stock. As part the transaction, Desmond Ross will return 47,000,000 shares of the Company’s common stock.

On December 31, 2009, The Company completed the foregoing agreement; 71,500,000 restricted shares of common stock were issued to Canadian Integrated Optics (IOM) Limited, an Isle of Man corporation; and, Desmond Ross returned 47,000,000 shares of the Company’s common stock.

During the quarter ended March 31, 2010 The Company completed a Private Placement with six individuals to issue 3,500 shares at a share price of $2.00 per share. The net proceeds received were $7,000. No commissions were paid and no registration rights have been granted.

QUANTUM SOLAR POWER CORP.
Formerly QV, Quantum Ventures, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in United States Dollars)
March 31, 2010
(Unaudited)

Also during the quarter ended March 31, 2010, shares were issued to two individuals as compensation for consulting services and as a performance bonus. Total shares issued were 82,959.

As of March 31, 2010, 141,886,459 shares of common stock outstanding.

NOTE 5-CHANGE OF NAME

On June 16, 2008 stockholders by way of Proxy Statement confirmed and ratified the change of the company’s name from QV, Quantum Ventures, Inc. to Quantum Solar Power Corp.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

OVERVIEW

The following discussion and analysis summarizes our plan of operation for the next twelve months and our results of operations for the three and nine month periods ended March 31, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Quantum Solar Power Corp. formerly QV, Quantum Ventures, Inc. is a corporation formed under the laws of the State of Nevada on April 14, 2004 whose principal executive offices are located in Santa Fe, New Mexico, USA. Our principal business is the research, development and marketing of next generation solar power generation devices utilizing our patent pending technology (the “Next Generation Device™ or NGD™ Technology”) for photovoltaic devices that do not use silicon or other, rare semiconductors . Once we have completed development, we expect to derive substantially all revenues from royalty based licensing arrangements.

We are a development stage company. We have not earned any revenue to date and we do not anticipate earning revenue until we have completed the development and testing of our NGD™ Technology devices. Although we have a developed a proof of concept of the NGD™ Technology, we are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our solar power generation devices, once development and testing is complete. We have had extremely limited operations. Our research and development is conducted at Simon Fraser University located in Burnaby, British Columbia, Canada (“SFU”) on a contractual basis. We have relied on the sale of our securities and loans or capital infusions from our directors and officers to fund our operations to date.

RECENT CORPORATE DEVELOPMENTS

We have engaged in the following corporate developments since the end of our second fiscal quarter dated December 31, 2009:

1.	On March 3, 2010, we appointed Dr. Andras G. Pattantyus-Abraham as our Chief Technology Officer.

2.

On February 20, 2010, we entered into an open-ended, revolving line of credit agreement (the “Agreement”) with Canadian Integrated Optics (IOM), Ltd. (“CIO”). Under the terms thereof, CIO established a $250,000.00 interest free line of credit for our benefit. Up to $250,000.00 may be advanced to us by CIO upon our request. Under the terms of the Agreement we are obligated to repay the same by making monthly payments that began in March 2010. The amount of the monthly payment is at our discretion. In the event of a default by us, we are obligated to pay all costs and expenses incurred by CIO in related to the collection thereof, including reasonable attorney’s fees. A default would only occur through our entering into a voluntary or involuntary bankruptcy. To date CIO has advanced $43,713. We have not made any payments.

3.

On January 19, 2010, we changed the location of our principal place of business to 3900 Paseo del Sol, Santa Fe, NM, USA 87507 from the former address at 16 Midlake Boulevard, Suite 312 SE, Calgary, Alberta, Canada.

4.	On January 4, 2010, Desmond Ross resigned as our President and CEO and a Director and Daryl J. Ehrmantraut was appointed as our President and CEO and a Director.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended March 31, 2010 and changes in our financial condition from June 30, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on October 21, 2009.

If we can obtain sufficient financing we intend to continue the final development of our NGD™ Technology, and identify and engage original equipment manufacturers (“OEM’s”) interested in licensing our technology. We anticipate that the licensing agreements will be between us and OEM’s with the expertise and facilities required to mass manufacture solar cells based on our NGD™ technology and that the OEM’s will distribute the solar cells worldwide using their existing sales and marketing channels and at their expense. The cost of manufacture will be solely the responsibility of the OEM’s. We expect to receive revenue on royalties based on the number of cells produced by the OEM’s. This business model should allow us to maximize capital resources available at startup and through our OEM licensees positively address the demand for high efficiency solar cell devices. This business model should enable us to increase revenues and create brand recognition without the time, capital and risk associated with manufacturing plant construction.

There is no assurance that we will be able to obtain sufficient financing to proceed with our plan of operation.

The Product

On December 16, 2009 we entered into an agreement with CIO (the “Technology Acquisition Agreement”) whereby CIO agreed to sell the NGD™ Technology to us. In consideration of the NGD™ Technology we issued 71,500,000 shares of our common stock to CIO. As part of the transaction, Desmond Ross returned 47,000,000 shares to the treasury.

Under the terms of the Technology Acquisition Agreement we are required to pay for ongoing research and development using the facilities at Simon Fraser University under CIO’s existing research agreement (the “CIO Research Agreement”) dated April 1, 2010. CIO will ensure that the CIO Research Agreement continues until we can contract directly with SFU. The CIO Research Agreement is for a term of four months from of April 1, 2010 to July 30, 2010. Under the terms of CIO Research Agreement (via the Technology Acquisition Agreement) we are required to pay $195,219.00 CDN ($192,154 USD) to SFU according to the following schedule:

1.	$50,000.00 upon execution of the CIO Research Agreement; (which has been paid)
2.	$48,406.33 on or by May 31, 2010;
3.	$48,406.33 on or by June 30, 2010; and
4.	$48,406.33 on or by July 31, 2010

In addition we are required to pay additional charges for the use of the clean room facilities at SFU.

Semiconductors materials conventionally used for photovoltaics place a limit on large scale photovoltaic energy production, either due to cost or limited material reserves. Low-cost semiconductor approaches to photovoltaics are further limited by defects and lower power conversion efficiencies. By avoiding these conventional semiconductor materials, we believe that our NGD™ Technology has the potential to produce solar cells with a combination of high efficiencies and low cost thus far unobtainable with conventional photovoltaic technologies, and thus achieve significantly less cost per Watt than current producers.

The Market

The electric power industry is one of the world’s largest industrial segments, with annual revenue of approximately $1.06 trillion in 2004, according to the Datamonitor Group Media Team. Global electricity demand has grown consistently at a rate between 2% and 5% annually for the past decade, according to the Energy Information Administration of the United States Department of Energy, . Worldwide demand for electricity is expected to increase from 14.3 trillion kilowatt hours in 2003 (implying an average selling price of $.075 per kilowatt hour) to 26.0 trillion kilowatt hours by 2025, according to the United States Department of Energy’s International Energy Outlook. New investments in generation, transmission and distribution to meet growth in the demand for electricity, excluding investments in fuel supply, are expected to total roughly $10 trillion by 2030, according to the International Energy Agency.

Solar Power Market

The U.S. solar power market grew 37% in 2009 from the previous year, with 481 megawatts of new solar generation installed, up from 351 megawatts installed in 2008, according to the Solar Energy Industries Association.

The new additions boosted U.S. solar power capacity to more than 2,000 megawatts, or 2 gigawatts, enough to serve more than 350,000 homes, the group said. Much of the growth was driven by the rooftop residential solar-panel market, which doubled last year, while three new solar-thermal power plants also boosted solar output.

Solar Energy Demand - Worldwide photovoltaic installations increased by 7.3 GW in 2009, up from 6,080 MW installed during the previous year. In 1985, annual solar installation demand was only 21 MW. Cumulative solar energy production accounts for less than 0.01% of total Global Primary Energy demand. Solar Energy demand has grown at about 30% per annum over the past 15 years (hydrocarbon energy demand typically grows between 0-2% per annum). The US market grew to 485 megawatts in 2009. Japan's market is now the fourth largest market. Spain was the largest market in 2008. The "Feed-in Law" has led to Germany to become the largest market for installations in the world in 2009. Asia Pacific, European and United States all are projected to have strong growth over the next five years.

Photovoltaic Manufactured Solar Cells - in megawatt terms, cell production in China and Taiwan reached 3,304 MW in 2008, with Europe at 1,729 MW ahead of Japanese production at 1,172 MW in 2008.

Solar Energy Prices - Solar Energy (photovoltaic) prices have declined on average 4% per annum over the past 15 years. Progressive increase in conversion efficiencies and manufacturing economies of scale are the underlying drivers. A residential solar energy system typically costs about $8-10 per Watt. Where government incentive programs exist, together with lower prices secured through volume purchases, installed costs as low as $3-4 watt - or some 10-12 cents per kilowatt hour can be achieved. Without incentive programs, solar energy costs (in an average sunny climate) range between 22-40 cents/kWh for very large PV systems.

An average crystalline silicon cell solar module has an efficiency of 15%, an average thin film cell solar module has an efficiency of 6%. Thin film manufacturing costs potentially are lower, though. Crystalline silicon cell technology forms about 90% of solar cell demand. The balance comes from thin film technologies. Approximately 45% of the cost of a silicon cell solar module is driven by the cost of the silicon wafer, a further 35% is driven by the materials required to assemble the solar module.

Significant Trends, Uncertainties and Challenges

We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include:

  Our ability to achieve module efficiencies and other performance targets, and to obtain necessary or desired certifications for our photovoltaic modules, in a timely manner;

  Our ability to license the technology to effective manufacturers and/or distributers;

  Our ability to achieve projected operational performance and cost metrics;

  Our ability to consummate strategic relationships with key partners, including original equipment manufacturer (OEM) customers, system integrators, value added resellers and distributors who deal directly with manufacturers and end-users.

  The effect that currency fluctuations may have on our capital equipment purchases, manufacturing costs and the price of our planned photovoltaic modules;

  Changes in the supply and demand for photovoltaic modules as well as fluctuations in selling prices for photovoltaic modules worldwide;

  Our ability to raise additional capital on terms favorable to us;

  Our future strategic partners’ expansion of their manufacturing facilities, operations and personnel; and

  Our ability and the ability of our distributors, suppliers and customers to manage operations and orders during financial crisis and financial downturn.

Customers

We presently do not have any customers and do not anticipate having direct interaction with any customers. Our current plan is to license the NGD™ technology to third party manufacturers and derive our revenue from license fees and royalties from sales by third parties. There is no assurance that we will be able to license the technology to third parties or if we are able to license the technology, that the third parties will be able to derive any revenues from which we would receive royalties.

Competition

The renewable energy, solar energy and solar module sectors are highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. In addition, we expect to compete with future entrants to the photovoltaic industry that offer new technological solutions. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers or their customers, several of which have already announced their intention to start production of photovoltaic cells, solar modules or turnkey production lines. Some of these competitors may be part of larger corporations and have greater financial resources and greater brand name recognition than we do and may, as a result, be better positioned to adapt to changes in the industry or the economy as a whole.

We will also face competition from companies that currently offer or are developing other renewable energy technologies (including wind, hydropower, geothermal, biomass and tidal technologies) and other power generation sources that burn conventional fossil fuels.

Research and Development Activities

We are currently conducting research and development on the NGD™ Technology. We expended $282,445 on research and development during the nine months ended March 31, 2010.

Patents and Trademarks

Under the terms of the Technology Acquisition Agreement we acquired the two US provisional patent applications listed below:

  United States Provisional Patent No. 61/287,116
  United States Provisional Patent No. 61/296,429

A third patent filing is currently being prepared. We also intend to file for patents in other countries under the Patent Cooperation Treaty.

Employees

We have two full time employees, Mr. Ehrmantraut and Dr. Pattantyus-Abraham and one part time employee, Mr. Hughes. These three individuals are our executive officers.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	512,024	6,669	7577.7%	531,636	20,149	2538.5%
Net Loss	$(512,024)	$(6,669)	7577.7%	$(531,636)	$(20,149)	2538.5%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future. Our ability to earn revenues in the future is dependent upon the development and manufacturing of our NGD™ solar cell technology and our ability to license its use to manufacturers. There is no assurance that we will be able to develop and manufacture our NGD™ solar cell technology.

Expenses

Our expenses for the three and nine month periods ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	March 31		Increase /	March 31		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
General and administrative	$150,292	$476	31473.9%	$150,891	$1,611	9266.3%
Professional fees	79,288	6,193	1180.3%	98,300	18,538	430.3%
Research and development	282,445	-	100%	282,445	-	100%
Total Expenses	$512,024	$6,669	7577.7%	$531,686	$20,149	2538.5%

We incurred expenses of $512,024 during the three-month period ended March 31, 2010, an increase of $505,355 over the same period ended March 31, 2009. This increase is primarily the result of increased research and development activity and opening an office in Santa Fe, New Mexico in preparation for opening a second research and development facility.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2010	At June 30, 2009	Increase / Decrease
Current Assets	$7,252	$13,247	14654.6%
Current Liabilities	362,500	7,500	4733.3%
Working Capital Surplus (Deficit)	$(355,248)	$5,747	(6281.5)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009
Cash Used in Operating Activities	$(49,709)	$(23,649)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	43,713	-
Net Decrease in Cash During Period	$(5,996)	$(23,649)

The change in our working capital from a surplus at our fiscal year ended June 30, 2009 to a deficit as of March 31, 2010 is primarily a result of expenditures on research and development. As of March 31, 2010, the date of our most recently available financial statements, we had cash on hand of $7,252. Since our inception, we have used sales of our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Future Financings

Our plan of operation calls for significant expenses in connection with the NGD™ Technology and requires us to obtain financing. We recorded a net loss of $531,686 for the nine months ended March 31, 2010 and have an accumulated deficit of $818,389 since inception. As at March 31, 2010, we had cash of $7,252 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed development program and our continued operations will be $2,000,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek financing to meet our planned expenditures. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not likely be available at this stage of our business. There is no assurance that we will be able to obtain financing now or in the future.

Since our inception, we have used our common stock to raise money for our operations and for our technology acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS

Contractual Obligations	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Research Agreement	$145,219.00	$145,219.00	-	-	-
Revolving Credit Agreement	$43,713	$43,713	-	-	-

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in our Annual Report for the year ended June 30, 2009.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

The Company is actively engaged in research and development activities internationally and is exposed to foreign currency risk. We currently conduct significant research and development operations on a contractual basis at Simon Fraser University in British Columbia, Canada.

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

Although our reporting currency is the U.S. dollar, we may conduct business and incur costs in the local currencies of other countries in which we may operate, make sales and buy materials. As a result, we are subject to currency translation risk. Further, changes in exchange rates between foreign currencies and the U.S. dollar could affect our future net sales and cost of sales and could result in exchange losses.

We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. This can also have an effect on the ability of manufacturers and consumers to obtain sufficient financing to license, manufacture, distribute or purchase a device using our technology.

Commodity and Component Risk

Failure to receive timely delivery of production tools by our future licensee’s equipment suppliers could delay manufacturing capacity and materially and adversely affect our results of operations and financial condition in future periods. The failure of any suppliers to perform could disrupt our future licensee’s supply chain and impair our operations.

If delivery of production tools or raw materials are not made on schedule or at all, then our licensees might be unable to carry out our commercialization and manufacturing plans, produce photovoltaic modules in the volumes and at the times that we expect or generate sufficient revenue from operations, and our business, results of operations and financial condition could be materially and adversely affected.

Credit Risk

We currently do not hold financial instruments that subject us to credit risk.

ITEM 4.               CONTROLS AND PROCEDURES.

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act.

Based on that evaluation as of March 31, 2010, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, including our CEO and CFO, have concluded that our disclosure controls and procedures provide reasonable assurance that the controls and procedures will meet their desired control objectives. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

During the third quarter ended March 31, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.             RISK FACTORS.

If photovoltaic technology is not suitable for widespread adoption, or if sufficient demand for solar modules does not develop or takes longer to develop than we anticipate, we may never earn revenues or become profitable.

The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If photovoltaic technology proves unsuitable for widespread adoption or if demand for solar modules fails to develop sufficiently, we may be unable to grow our business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules in our targeted may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of photovoltaic technology and demand for solar modules, including the following:

1.

cost-effectiveness of the electricity generated by photovoltaic power systems compared to conventional energy sources and products, including conventional energy sources, such as natural gas, and other non-solar renewable energy sources, such as wind;

2.	availability and substance of government subsidies, incentives and renewable portfolio standards to support the development of the solar energy industry;

3.	performance and reliability of photovoltaic systems compared to conventional and other non-solar renewable energy sources and products;

4.	success of other renewable energy generation technologies, such as hydroelectric, tidal, wind, geothermal, solar thermal, concentrated photovoltaic, and biomass;

5.

fluctuations in economic and market conditions that affect the price of, and demand for, conventional and non-solar renewable energy sources, such as increases or decreases in the price of oil, natural gas and other fossil fuels; and

6.	fluctuations in capital expenditures by end-users of solar modules, which tend to decrease when the economy slows and interest rates increase.

An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for end-users to finance the cost of a photovoltaic system and could reduce the demand for solar modules utilizing our NGD™ Technology and/or lead to a reduction in the average selling price for photovoltaic modules.

Many of potential solar technology customers will depend on debt financing to fund the initial capital expenditure required to develop, build and purchase a photovoltaic system. As a result, an increase in interest rates or lending rates could make it difficult for our potential customers to secure the financing necessary to develop, build, purchase or install a photovoltaic system on favorable terms, or at all, and thus lower demand for our solar modules which could limit our growth or reduce our net sales. Due to the overall economic outlook, our end-users may change their decision or change the timing of their decision to develop, build, purchase or install a photovoltaic system. In addition, we believe that a significant percentage of our end-users install photovoltaic systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates and/or lending rates could lower an investor’s return on investment in a photovoltaic system, increase equity return requirements or make alternative investments more attractive relative to photovoltaic systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of project debt financing or tax equity investments could reduce the number of solar projects that receive financing and thus lower demand for solar modules.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of photovoltaic products, which may significantly reduce demand for our solar modules.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of photovoltaic products and investment in the research and development of photovoltaic technology. For example, without a mandated regulatory exception for photovoltaic systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. If these interconnection standby fees were applicable to photovoltaic systems, it is likely that they would increase the cost to our end-users of using photovoltaic systems which could make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by photovoltaic systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate for all times of the day, would require photovoltaic systems to achieve lower prices in order to compete with the price of electricity from other sources.

We anticipate that solar modules utilizing our technology and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar modules may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar modules.

We face intense competition from manufacturers of crystalline silicon solar modules, thin film solar modules and solar thermal and concentrated photovoltaic systems; if global supply exceeds global demand, it could lead to a reduction in the average selling price for photovoltaic modules.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. Within the global photovoltaic industry, we face competition from crystalline silicon solar module manufacturers, other thin film solar module manufacturers and companies developing solar thermal and concentrated photovoltaic technologies.

Even if demand for solar modules continues to grow, the rapid expansion plans of many solar cell and module manufacturers could create periods where supply exceeds demand.

During any such period, our competitors could decide to reduce their sales price in response to competition, even below their manufacturing cost, in order to generate sales. As a result, we may be unable to sell our solar modules at attractive prices, or for a profit, during any period of excess supply of solar modules, which would reduce our net sales and adversely affect our results of operations. Also, we may decide to lower our average selling price to certain customers in certain markets in response to competition.

Our failure to further refine our technology and develop and introduce improved photovoltaic products could render our solar modules uncompetitive or obsolete and reduce our net sales and market share.

We will need to invest significant financial resources in research and development to continue to improve our module conversion efficiency and to otherwise keep pace with technological advances in the solar energy industry. However, research and development activities are inherently uncertain and we could encounter practical difficulties in commercializing our research results. We seek to continuously improve our products and processes, and the resulting changes carry potential risks in the form of delays, additional costs or other unintended contingencies. In addition, our significant expenditures on research and development may not produce corresponding benefits. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent power production drawback of many renewable energy systems, or offers other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the levelized cost of electricity associated with such new system is higher than that of our systems. Our solar modules may be rendered obsolete by the technological advances of our competitors, which could reduce our net sales and market share.

Our failure to protect our intellectual property rights may undermine our competitive position and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary processes, methods and other technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies. We rely primarily on patents, trademarks, trade secrets, copyrights and contractual restrictions to protect our intellectual property. Our existing provisional patents and future patents could be challenged, invalidated, circumvented or rendered unenforceable. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not be sufficient to provide meaningful protection against competitors or against competitive technologies.

We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our associates and third parties to protect our intellectual property, such confidentiality agreements are limited in duration and could be breached and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or legal means. The failure of our patents or confidentiality agreements to protect our processes, equipment, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries, especially any developing countries into which we may expand our operations. In some countries we have not applied for patent, trademark or copyright protection.

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation may impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

We have yet to attain profitable operations and we will need additional financing to fund continued development of solar energy products.

We have incurred a net loss of $818,389 for the period from inception to March 31, 2010, and have earned no revenues to date. We expect to lose more money as we spend additional capital produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $7,252 of March 31, 2010.

We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and beyond and will require additional financing. Further marketing, production and manufacturing work will also require additional funding in the event that our cash on hand is insufficient for any additional work proposed. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Our financial statements included with this Quarterly Report have been prepared assuming that we will continue as a going concern. If we are not able to earn revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

Our short operating history makes our business difficult to evaluate, accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects.

Our business is in the early stage of development and we have not generated any revenues or profit to date. We commenced our operations in April, 2004. Because of our limited operating history, investors may not have adequate information on which they can base an evaluation of our business and prospects. To date, we have done the following:

1.	Completed organizational activities;

2.	Developed a business plan;

3.	Obtained interim funding;

4.	Engaged consultants for professional services;

5.	Acquired NGD™ Technology.

In order to establish ourselves as a technology supplier, we are dependent upon continued funding and the successful development of the NGD™ Technology and products. Failure to obtain funding for continued development and marketing would result in us having difficulty establishing licensing agreements for our technology or achieving profitability. Investors should be aware of the increased risks, uncertainties, difficulties and expenses we face as a development stage company and our business may fail and investors may lose their entire investment.

We have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as renewable energy. These risks include: the initial completion of a developed product, the demand for the company’s product, the company’s ability to adapt to rapid technological change, the level of product and price competition, the company’s success in setting up and expanding distribution channels and whether the company can develop and market new products and control costs.

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

Operating results are difficult to predict, with the result that we may not achieve profitability and our business may fail.

Our future financial results are uncertain due to a number of factors, many of which are outside our control. These factors include:

1.	Our ability to successfully license our technology to OEM’s and the ability of licensees to attract customers;

2.	Our ability to generate revenue through the licensing of the NGD™ Technology;
3.	The amount and timing of costs relating to expansion of our operations;
4.	The announcement or introduction of competing distributors and products of competitors; and
5.	General economic conditions and economic conditions specific to the solar power generation.

We believe that we can compete favorably on these factors. However, we will have no control over how successful our competitors are in addressing these factors. These factors could negatively impact on our financial results, with the result that we may not achieve profitability and our business may fail.

We will require additional financing and may not be able to continue operations if additional financing is not obtained.

As of March 31, 2010, we had cash in the amount of approximately $7,252. Our total expenditures over the next twelve months are anticipated to be approximately $2,000,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our March 31, 2010 financial statements, we are in the development stage of operations, have had losses from operations since inception, and have nominal revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

We will depend on recruiting and retaining qualified personnel and the inability to do so would seriously harm our business.

Our success is dependent in part on the services of certain key management personnel, including Daryl J. Ehrmantraut, our Chief Executive Officer and President, Graham R. Hughes, our Chief Financial Officer, Secretary and Treasurer, and Dr. Andras Pattantyus-Abraham, our Chief Technology Officer. We have an employment agreement with Mr. Ehrmantraut. We do not have employment agreements with Mr. Hughes or Dr. Pattantyus-Abraham. We do not have any employment agreements with any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

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

We may become liable for defects or patent disputes that arise and this could negatively affect our business.

We may become liable for any defects that exist in the NGD™ technology, or any patent disputes. If we are deemed to be liable for any defects or licensing issues, this will have a material adverse impact on our financial condition and results of operation.

Because we are significantly smaller and less established we may lack the financial resources necessary to compete effectively and sustain profitability.

Our future success depends on our ability to compete effectively with other distributors of other solar technology. Many of these competitors are more established, offer more products, services and features, have a greater number of clients, locations, and employees, and also have significantly greater financial, technical, marketing, public relations, name recognition, and other resources than we have. While our objective is to continue to develop our technology, if we do not compete effectively with current and future competitors, we may not generate enough revenue to be profitable. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. Increased competition may result in increased operating costs and the inability to generate revenues, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than us. As a result, such competitors may be able to attract potential customers away from us, and they may be able to devote greater resources to the development and promotion of their products than we can.

We do not intend to pay dividends in the near future.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. Our board of directors determines whether to pay dividends on our issued and outstanding shares. The declaration of dividends will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Our board does not intend to declare any dividends on our shares for the foreseeable future.

Our business is exposed to foreign currency fluctuations causing negative changes in exchange rates to result in greater costs.

A portion of our expenses and capital spending will be transacted in Canadian dollars. We do not have a foreign currency hedging program in place. Due to the unpredictable behavior of foreign currency exchange rate fluctuations we cannot assure that this will not have a material adverse impact on our financial condition and results of operation.

There may be a greater risk of fraud on the NASD-OTC Bulletin Board.

OTC Bulletin Board securities are not regulated as closely as securities listed on exchanges. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of market prices. While there is regulation of the NASD-OTC Bulletin Board, it is not as comprehensive as the regulation of the listed exchange. If this should occur, the value of an investment in our common stock could decline significantly.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2010, we completed private placements with six individuals to issue 3,500 shares at a price of $2.00 per share. The net proceeds received were $7,000. The issuances were completed pursuant to the provisions of Regulation S of the Securities Act. The Company did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a US person.

During the quarter ended March 31, 2010, the Company issued shares to two individuals as compensation for consulting services and as a performance bonus. Total shares issued were 82,929. The issuances were completed pursuant to the provisions of Rule 506 of Regulation D of the Act. Each subscriber represented that they were an accredited investor as defined under Regulation D.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.               OTHER INFORMATION.

Adoption of Code of Ethics

On May 17, 2010, we adopted a Code of Ethics applicable to our officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. Each director and officer of the Corporation must comply with the letter and spirit of the Code of Ethics. This purpose of the Code of Ethics is to:

  Focus the Board of Directors and each officer on areas of ethical risk;

  Provide guidance to directors to help them recognize and deal with ethical issues;

  Provide mechanisms to report unethical conduct; and

  Help foster a culture of honesty and accountability.

Our Code of Ethics is attached as an exhibit to this Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

Adoption of Audit Committee Charter

On May, 17, 2010, we adopted an Audit Committee Charter which provides appropriate guidance to audit committee members as to their duties. The audit committee functions are performed by our Board of Directors. Our audit committee is responsible for:

  Selection and oversight of our independent accountant;

  Establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and audit matters;

  Establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and audit methods;

  Engaging outside advisors; and

  Funding for the outside auditor and any outside advisors engaged by the audit committee.

Our Audit Committee Charter is attached as an exhibit to this Quarterly Report on Form 10-Q.

COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS.

On December 31, 2009, we completed the purchase of our NGD™ Technology from Canadian Integrated Options (IOM) Ltd. (“CIO”). The acquisition of the technology was completed pursuant to the terms of the Technology Purchase Agreement dated December 16, 2009 (the “Technology Purchase Agreement”) between CIO and the Company.

Under the terms of the Technology Purchase Agreement, CIO transferred to the Company all of its right, title and interest in all of their solar cell technology, namely pending patents and prototypes (the “NGD™ Technology”). In consideration for the NGD™ Technology, we issued to CIO 71,500,000 shares of our common stock. Accordingly, we experienced a change in control and CIO now controls approximately 50.3% of our issued and outstanding shares of common stock.

Upon execution of the acquisition of the NGD™ Technology, Desmond Ross resigned as our Chief Executive Officer, President and Director. Following Mr. Ross’ resignation, Daryl J. Ehrmantraut was appointed as our Chief Executive Officer, President and as a Director.

As a result of our acquisition of the NGD™ Technology, we have now changed our business focus to completing development of the NGD™ Technology and devices using it. Prior to the acquisition of the NGD™ Technology, we may have been considered a shell company. In addition, to the extent that we may have been a “shell company” prior to the acquisition, our acquisition of the NGD™ Technology has the effect of causing us to cease being a “shell company.” Accordingly, we have included in this Quarterly Report on Form 10-Q the information that would be required if we were filing a general form for registration of securities on Form 10.

FORM 10 INFORMATION

BUSINESS

Overview

We were incorporated on April 14, 2004 under the laws of the State of Nevada. Our principal executive offices are located at 3900 Paseo del Sol, Suite C09, Santa Fe, New Mexico, USA.

From 2004 to 2009 we had been engaged in the software development business. Our business plan was to develop and commercialize the MediFlow Software Program, a medical tracking software program that will assist healthcare professionals in diagnosing and recommending treatment for patients. We decided to shift our business focus to solar energy in late 2009.

We are currently in the business of developing and marketing our NGD™ Technology for the production of solar energy without the need of silicon or other rare semiconductors. We acquired the NGD™ Technology under the terms of the Technology Acquisition Agreement described below. The NGD™ Technology which is covered by two provisional U.S. patents differs from conventional solar technology as it does not require the use of silicon or other semiconductors. Researchers at Simon Fraser University in British Columbia, Canada have developed and built a proof of concept prototype of a next generation device utilizing the NGD™ Technology.

We are a development stage company. We have not earned any revenue to date nor have we engaged in any licensing agreements to date. We do not anticipate earning revenue until we have completed the development and testing of our NGD™ Technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our solar power generation devices, once development and testing is complete. We have limited operations. We conduct all of our research and development on a contractual basis with Simon Fraser University. We have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date.

On December 31, 2009, we completed the purchase the NGD™ Technology from CIO. To the extent that we may have been considered a “shell company” prior to that date, we are now no longer a “shell company.”

Technology Acquisition

On December 16, 2009, we entered into an agreement with CIO (the “Technology Acquisition Agreement”) to acquire the NGD™ Technology. In consideration of the NGD™ Technology we issued 71,500,000 shares of our common stock and Desmond Ross returned 47,000,000 shares to the treasury.

Under the terms of the Technology Acquisition Agreement we are required to pay for ongoing research and development using the facilities of Simon Fraser University (“SFU”) under CIO’s existing research agreement (the “CIO Research Agreement”) dated April 1, 2010, and until we can contract directly with the researchers and SFU. The CIO Research Agreement is for a term of April 1, 2010 to July 30, 2010. Under the terms of CIO Research Agreement (via the Technology Acquisition Agreement) we are required to pay $195,219.00 CDN ($192,154 USD) to SFU according to the following schedule:

1.	$50,000 upon execution of the CIO Research Agreement; (which has been paid)
2.	$48,406.33 on or by May 31, 2010;
3.	$48,406.33 on or by June 30, 2010; and
4.	$48,406.33 on or by July 31, 2010

In addition we are required to pay additional charges for the use of the clean room facilities at SFU.

NGD™ Technology

Our NGD™ Technology is a patent pending, technology and proof of concept prototype for producing solar power without the necessity of utilizing silicon or other rare semiconductors.

Solar cells based on the NGD™ Technology can reach a regime of cost and efficiency not obtainable with conventional solar cells. As a result, we believe our NGD™ Technology has the potential for manufacturing solar cells at significantly less cost per Watt than current producers.

Thin Film solar cell technologies have proven inexpensive to manufacture but are at present only capable of efficiencies in the 10% power conversion efficient (“PCE”) range. Crystalline silicon solar cells are in the 15% to 20% PCE range but are very expensive to manufacture due to the cost of silicon processing. The reason for both these shortfalls is directly linked with the semiconductors used in the fabrication process.

All currently available solar cell technologies rely on a photovoltaic effect in which an incoming solar photon knocks loose a negative charge, leaving behind a positive charge, in a semiconducting material such as silicon. The positive and negative charges are then collected through separate conducting layers to be delivered as current to a load. Defects within the semiconductor layer can affect the power conversion efficiency by reducing the voltage and the current delivered to the load. Elimination of these defects can only occur through expensive purification and processing.

The NGD™ Technology’s principle of operation avoids the detrimental effects of defects within the semiconductor layers, and thus has the potential to simultaneously satisfy the requirements of high power conversion efficiencies and low costs. In addition, by eliminating expensive and exotic materials and manufacturing in a continuous rather than batch or wafer based process, we believe module costs can be reduced well below $1 per Watt-peak (Wp), the nominal price of a solar module widely recognized as the standard of solar commercial enablement.

The market for solar energy has been limited by the costs of panels and by their low efficiencies. Quantum expects that with its low cost, high efficiency NGD™ that the economics of solar power will prove to be superior to alternatives and that new and unforeseen markets will open for solar devices.

The solar panel business has been in a high growth phase over the past years however it is not sustainable since the growth has been fundamentally based on the availability of tax incentives, subsidies and other inducements. The economics of unsubsidized solar power are not attractive except in certain niche applications where choices are limited and the high costs can be justified.

An average crystalline silicon cell solar module has an efficiency of 15%, an average thin film cell solar module has an efficiency of 6%. Thin film manufacturing costs potentially are lower, though. Crystalline silicon cell technology forms about 90% of solar cell demand. The balance comes from thin film technologies. Approximately 45% of the cost of a silicon cell solar module is driven by the cost of the silicon wafer, a further 35% is driven by the materials required to assemble the solar module.

Thin film manufacturer First Solar is reported in some publications to have approximately $6 billion in contracts between 2010 and 2013. If First Solar were to have the opportunity to accept contracts worth $1 trillion and had the manufacturing capability to fulfill these contracts they would still be inhibited and negatively governed by material availability. According to the U.S. Geological Survey, there is enough tellurium available in global reserves to meet only 0.02 Terawatts (“TRW”) of energy provision using existing thin film technology. The same applies to San Jose, California-based Nanosolar’s Indium supply. Both companies current material choices (according to the Andrea Feltrin, Alex Freundlich Report, Photovoltaics and Nanostructures Laboratories, Center for Advanced Materials and Physics Department, University of Houston, Texas) limits these companies forever to sub-Gigawatt energy production (maximum 0.02 TRW per year).

Current Thin Film companies are coming close to competing commercially with coal but the materials they use such as tellurium and indium are very rare and capable of meeting only 0.13% of the worldwide energy demand even if they accessed the entire worldwide reserves of these materials.

The Industry

Energy is the most critical issue of the new century. Energy is a necessary part of the solution to all of the other great problems of our age which include access to clean water, wholesome food, a sustainable environment, an end to poverty, widely available education, democracy and a stable population. The provision of electrical energy was a $1 trillion per year in 2007 and expected to grow to $2 trillion by 2025. There are a variety of ways in which electrical energy can be generated; many involve burning fossil fuels (coal, oil, natural gas etc.) with the concerns regarding CO2 related climate change this is becoming a less acceptable solution.

Renewable energy is the fastest growth segment of the electrical generation market. Solar power may ultimately be the answer to the energy needs of the world. In 2010, however, solar power remains ill-equipped for prime time deployment. This is due to the costs of installing such systems and therefore of the cost of the electrical energy they generate being much higher than the alternatives. There are at least two easily addressed causes for the high cost of solar, one is the costs of the panels themselves and the other is their energy conversion efficiency.

We have developed a revolutionary and disruptive new product solution for the conversion of solar energy to electricity.

Customers

We will not have direct interaction with end users customers. We plan to license the NGD™ technology to original equipment manufacturers (“OEM’s) and derive our revenue from licensee fees and royalties from sales by OEM’s. There is no assurance that we will be able to license the technology to OEM’s or if we are able to license the technology, that OEM’s will be able to derive any revenues from which we would receive royalties.

Competition

The renewable energy, solar energy and solar module sectors are highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. In addition, we expect to compete with future entrants to the photovoltaic industry that offer new technological solutions. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers or their customers, several of which have already announced their intention to start production of photovoltaic cells, solar modules or turnkey production lines. Some of these competitors may be part of larger corporations and have greater financial resources and greater brand name recognition than we do and may, as a result, be better positioned to adapt to changes in the industry or the economy as a whole.

We also face competition from companies that currently offer or are developing other renewable energy technologies (including wind, hydropower, geothermal, biomass and tidal technologies) and other power generation sources that burn conventional fossil fuels.

Research and Development Activities

We are currently conducting research and development on the NGD™ Technology. We expended $282,445 on research and development during the nine months ended March 31, 2010.

Patents and Trademarks

Under the terms of the Technology Acquisition Agreement we acquired the two US provisional patent applications listed below:

  United States Provisional Patent No. 61/287,116
  United States Provisional Patent No. 61/296,429

A third patent filing is currently being prepared. We also intend to file for patents in others countries under the Patent Cooperation Treaty.

Employees

We have two full time employees, Mr. Ehrmantraut and Dr. Pattantyus-Abraham.

Available Information

We are a reporting issuer and we file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. State that the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that site (http://www.sec.gov).

Our internet address is http://www.quantumsp.com. We are currently performing construction on our website and we are in the process of making available free of charge on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Until our site is fully operational we will provide electronic copies of our filings free of charge upon request.

RISK FACTORS

See “ITEM 1A. RISK FACTORS” above.

FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PLAN OF OPERATION

We are currently conducting research and development on a contractual basis with Simon Fraser University, located in British Columbia, Canada. We plan to focus all company resources on the development of the NGD™ Technology and our proof of concept prototype.

Upon completion of development we will expect to derive substantially all revenues from royalty based licensing arrangements with licensed equipment manufacturers (“OEM”s). This business model should allow us to maximize capital resources available at startup and through our licensees, positively address the demand for high efficiency solar cell devices. This business model is expected to enable us to earn revenues and create brand recognition without the time, capital and risk associated with manufacturing plant construction.

Under this business model, we plan to grant original equipment manufacturers (“OEM’s”) non-exclusive product licenses while retaining the intellectual property to our product. The OEM’s will be responsible for modularization, sales, marketing and order fulfillment during the life of the agreement and we will actively participate in the product manufacturing and product marketing strategy in an advisory capacity. We will require that the OEM’s will prominently display our logo on finished modules.

This business model should position the Company to realize greater product profitability and financial growth, by leveraging OEM’s resources, to create a sales, marketing and distribution system across key alternative power segments, worldwide while transferring full financial, regulatory and marketing responsibility to the OEM’s. Our financial resources can therefore be better utilized to leverage further development and growth.

SELECTED FINANCIAL DATA

June 30,
		2009		2008		2007		2006		2005
Sales	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Net Income	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Net Income Per Share, diluted	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

	June 30,
	2009	2008	2007	2006	2005
Revenues	-	-	-	-	-
Operating Expenses	$28,747	$166,032	$15,652	$26,654	$40,111
Net Loss	$(28,747)	$(166,032)	$(15,652)	$(26,654)	$(40.111)
Net Loss Per Share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

For the period from inception on April 14, 2004 to June 30, 2009, we have not earned any operating revenue. We had an accumulated net loss of $286,753 from the period of inception to June 30, 2009. We incurred total expenses of $286,753 from inception to June 30, 2009.

	June 30,
	2009	2008	2007	2006	2005
Working Capital	$5,747	$34,494	$526	16178	42,832
Total Assets	$13,247	$41,994	$8,026	39,678	65,832
Stockholders’ Equity	$5,747	$34,494	$5,26	16,178	42,832

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

RESULTS OF OPERATION

For the period from inception on April 14, 2004 to June 30, 2009, we have not earned any operating revenue. We had an accumulated net loss of $286,753 since inception. We incurred total expenses of $286,753 since inception.

We have not earned any revenues since inception. We do not anticipate earning revenues until such time as we complete further development of, and enter into licensing agreements for our NGD™ Cell Technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our product or that the revenues generated will exceed the operating costs of our business.

Administrative Expenses

We have incurred administrative expenses in the amount of $180,753 for the period from April 14, 2004 (inception) to June 30, 2009. Administrative expenses for this period included the following expenses:

Administrative Expenses	June 30			Inception to
	2009	2008	2007	June 30, 2009
General And Administrative	28,747	66.032	652	180,753
Impairment loss on Equipment	-	100,000	-	106,000
Professional Fees	-	-	15,000	47,000
Total Administrative Expenses	$28,747	$166,032	$15,652	$286,753

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our development, of our NGD™ solar cell technology .We also anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $286,753 for the period from inception to June 30, 2009. Our loss was attributable to the costs of operating expenses which primarily consisted of acquisition costs, professional fees paid in connection with acquiring our assets, preparing and filing our initial Registration Statement, and Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2009	At June 30, 2008	Increase / Decrease
Current Assets	$13,247	$41,994	(68.5)%
Current Liabilities	(7,500)	(7,500)	n/a
Working Capital Surplus	$5,747	$34,494	(83.3)%

			Percentage
	At June 30, 2008	At June 30, 2007	Increase / Decrease
Current Assets	$41,994	$8,026	423.2%
Current Liabilities	(7,500)	(7,500)	n/a
Working Capital Surplus	$34,494	$526	645.8%

Cash Flows
	Year Ended	Year Ended	Year Ended
	June 30, 2009	June 30, 2008	June 30, 2007
Cash Flows used in Operating Activities	$(28,747)	$(66,032)	$(21,652)
Cash Flows used in Investing Activities	-	-	(10,000)
Cash Flows provided by Financing Activities	-	200,000	-
Net Increase (decrease) in Cash During Period	$(28,747)	$33,968	$(31,652)

As at June 30, 2009, we had cash of $13,247 and a working capital of $5,747. The decreases in our working capital at June 30, 2009 from our year ended June 30, 2008 are primarily a result of the increased proceeds from issuance of common stock. The increase in our cash used during the period ended on June 30, 2009, from the comparable periods of the preceding fiscal years are due to the cost of our acquisition of a license agreement since terminated and our professional fees related to the acquisition thereto and from the fact that we had no revenue on June 30, 2009. As at June 30, 2008, we had cash of $41,994 and a working capital deficit of $258,006. The decreases in our working capital at June 30, 2008 from our year ended June 30, 2007 are primarily a result of the increased proceeds from issuance of common stock. The increase in our cash used during the period ended on June 30, 2008, from the comparable periods of the preceding fiscal years are due to the cost of our acquisition of the license agreement and our professional fees related to the acquisition thereto and from the fact that we had no significant revenue on June 30, 2008.

Contractual Obligations

We had no outstanding contractual obligations at our fiscal year end June 30, 2009.

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

Our critical accounting policies were previously filed on our Annual Report of Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 30, 2009 and on our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on September 29, 2008.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.” Above.

PROPERTIES

Our principal office is located at Suite C-09, 3900 Paseo Del Sol, Santa Fe, New Mexico, 87507 USA. We have no mortgage or lien on any of our property. Our property is adequate, suitable, has enough capacity to operate our business and is in good condition. We own no real estate holdings and we have no policy to acquire assets for possible capital gain or income.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 14, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Daryl J. Ehrmantraut President, Chief Executive Officer, Director	91,667(2) (Direct)	0.1%
Common Stock	Andras Pattantyus-Abraham Chief Technology Officer	Nil	Nil
Common Stock	Graham R. Hughes Chief Financial Officer, Secretary, Treasurer, Director	Nil	Nil
Common Stock	All Officers and Directors as a Group (3 persons)	91,667(2)	0.1%
5% STOCKHOLDERS
Common Stock	Canadian Integrated Optics (IOM) Limited 8 St. Georges St., Douglas, Isle of Man	71,500,000 (Direct)	50.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of our Common Stock actually outstanding on the date of this Quarterly Report. As at May 14, 2010, we had 142,130,000 shares of our Common Stock issued and outstanding.

(2)	Mr. Ehrmantraut holds 50,000 restricted shares of our Common Stock and has an option to acquire 41,667 shares of our Common Stock.

DIRECTORS AND EXECUTIVE OFFICERS

The following tables set forth information regarding our executive officers and directors as of May 14, 2010:

Name	Age	Positions
Daryl J. Ehrmantraut	58	Chief Executive Officer, President and Director
Andras Pattantyus-Abraham	35	Chief Technology Officer
Graham R. Hughes	60	Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for at least the past five years.

Daryl J. Ehrmantraut was appointed our President, Chief Executive Officer and a Director on January 4, 2010. Mr. Ehrmantraut previously served for 5 years until January 1, 2010 as CEO of Elemetric Instruments, a scientific instrumentation company which commercialized Los Alamos National Lab patented element detection technology, Mr. Ehrmantraut previously served as President of Triton Technology a privately held company in the information technology and services industry from 2002 to 2003. Mr. Ehrmantraut served as Vice President of Sales and Marketing, Bfound Business Unit for Signalsoft Corp., a company in the electrical/electronic manufacturing industry from 1999 to 2001. He served as President of Osiris Systems Corporation a privately held company in the computer software industry. He also held various management positions from 1972 to 1999 in the computer and electronics industry.

Andras Pattantyus-Abraham joined Quantum Solar in December 2009. On March 4, 2010, he was appointed Chief Technology Officer. Prior to joining the company, Dr. Pattantyus-Abraham was a Principal Scientist for Sargent Research Group, Electrical and Computer Engineering, University of Toronto. From 2007 to 2009, he was Postdoctoral Fellow at Sargent Research Group. In 2007 and 2008, Dr. Pattantyus-Abraham served as a Research Consultant for an Optoelectronics startup and for Applied Biophysics Research Group, University of British Colombia. From 2004 to 2006, Dr. Pattantyus-Abraham was a Postdoctoral Fellow of Photonic Nanostructures Research Group, University of British Columbia

Graham R. Hughes has served as our Chief Financial Officer, Secretary, Treasurer and Director since November 27, 2007. Mr. Hughes is a Certified General Accountant in private practice for over 25 years. Mr. Hughes is formerly a Instructor of Accountancy at the British Columbia Institute of Technology in Vancouver, Canada. Mr. Hughes served as President and Director of Western Hemisphere Mining Corp. from 2005 to 2007. He also served as Secretary and Director for a number of companies from 1986 to 1991.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Nevada Revised Statutes (the “NRS”). Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

We have not paid any compensation to our directors or officers during the fiscal years ended June 30, 2009 and 2008.

Subsequent to the year ended June 30, 2009, Desmond Ross resigned as a director and executive officer on January 4, 2010.

Daryl J. Ehrmantraut was appointed as our CEO and President and a Director on January 4, 2010. Mr. Ehrmantraut will receive compensation of $10,000 per month in addition to bonus and equity compensation as deemed proper by the Board of Directors.

Andras Pattantyus-Abraham was appointed as our Chief Technology Officer on March 3, 2010.

We do not currently have a compensation arrangement with Dr. Pattantyus-Abraham or Graham Hughes

Outstanding Equity Awards At Fiscal Year End

As at June 30, 2009, we had no outstanding equity awards.

Compensation Discussion and Analysis

We seek to provide a level of compensation for our executive officers that is competitive with publicly-traded companies similar in both size and industry. We hope to attract, retain, and reward executive officers who contribute to our success, to align executive officer compensation with our performance, and to motivate executive officers to achieve our business objectives. We compensate our senior management through a mix of base salary, bonus and equity compensation.

Our Board of Directors determines the compensation of our executive officers. The Board also administers our stock option plan. The Board reviews base salary levels for our executive officers at the end of each fiscal year and recommends raises and bonuses based upon our achievements, individual performance, and competitive and market conditions. The Board may delegate certain of its responsibilities, as it deems appropriate, to committees or to our officers, but it has not elected to do so. The Board has engaged management consultants to provide a market analysis of cash, equity and short term incentives for comparisons to our current compensation package and based on that analysis provide recommendations of compensation adjustments and overall compensation philosophy to the Board of Directors.

Compensation Committee

We do not have a standing compensation committee. Our entire Board of Directors participates in the consideration of executive officer and director compensation. Because of the small size of the Company, we feel it is prohibitive to develop a formal compensation committee at this time. We have relied on the fiduciary duties of Mr. Ross and Mr. Hughes in determining what levels of compensation are in the best interests of the Company. On January 4, 2010, Daryl Ehrmantraut was appointed to replace Mr. Ross on the Board of Directors.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

NGD™ Technology Purchase

Under the terms of the Asset Purchase Agreement, we issued 71,500,000 shares of our common stock to Canadian Integrated Optics (IOM) Ltd. (“CIO”), a beneficial holder of more than five percent of our issued and outstanding shares. As part of the transaction, Desmond Ross returned 47,000,000 shares to the treasury.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. In applying this definition, we have determined that Mr. Ehrmantraut and Mr. Hughes do not qualify as independent directors.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are trading on the OTC Bulletin Board under the symbol “QPSW”. The high and the low bid prices for our shares during the last two fiscal years as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
September 30, 2007	0	0
December 31, 2007	0	0
March 31, 2008	0	0
June 30, 2008	5.60	0
September 30, 2008	5.45	4.30
December 31, 2008	0	0
March 31, 2009	1.50	0.51
June 30 ,2009	0	0

The high and low bid price information provided above was obtained from the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of May 14, 2010, there were 142,130,000 shares of our common stock issued and outstanding that are held of record by 46 registered stockholders. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Performance Graph

The performance graph below shows the total stockholder return of investment made on June 30, 2008 for our common stock, the NASDAQ composite and the Russell 3000 Technology. All values assume reinvestment of the full amount of all dividends. We have selected the Russell 3000 Technology index for comparison purposes, as we do not believe we can reasonably identify an appropriate peer group index. The comparisons show in the graph below is not indicative of, nor is it intended to forecast, the future performance of our common stock.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statute (“NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

RECENT SALES OF UNREGISTERED SECURITIES

On April 15, 2008, we issued 100,000 shares of our common stock at a price of $2.00 per share. These shares were issued in reliance on Regulation S of the Securities Act. The subscribers represented that they were not a “U.S. Person” as defined under Regulation S of the Securities Act and that they acquiring the shares for an investment purpose.

On December 31, 2009, we issued 71,500,000 shares of our common stock to CIO upon completing our acquisition of the NGD™ solar cell technology. These shares were issued in reliance on Regulation S of the Securities Act. CIO represented that it was not a “U.S. Person” as defined under Regulation S of the Securities Act.

DESCRIPTION OF REGISTRANT’S SECURITIES

General

The following description of our capital stock is a summary of the material terms and is subject to and qualified in its entirety by our articles of incorporation, our bylaws and Nevada Law. Our authorized capital stock consists of 410,000,000 shares consisting of two classes of stock as follows:

On December 31, 2009, we issued 71,500,000 shares to Canadian Integrated Optics (IOM) Ltd. (“CIO”) and Desmond Ross returned 47,000,000 shares to the treasury. As a result CIO now holds 50.3% of our issued and outstanding common stock. Current beneficial ownership information is contained below.

Common Stock

Our articles of incorporation authorize the issuance of 400,000,000 shares of common stock, par value $0.001 per share. Each holder of common stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the articles of incorporation.

Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the board of directors out of legally available funds and, in the event of liquidation, dissolution or winding up of the our affairs. In the event that any of the aforementioned situations occur holders are entitled to receive, ratably, our net assets available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights. To the extent that additional shares of our common stock are issued, the relative interests of then existing stockholders may be diluted.

As of the date of this Quarterly Report, there were 142,130,000 shares of our common stock issued and outstanding, held by 46 stockholders of record.

Preferred Stock

Our articles of incorporation authorize the issuance of 10,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors is authorized to issue the preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued to date.

Equity Compensation Plans

We did not have any equity compensation plans during our fiscal year ended June 30, 2009.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Neither our Articles of Incorporation nor Bylaws prevent us from indemnifying our officers, directors and agents to the extent permitted under the Nevada Revised Statute ("NRS"). NRS Section 78.502, provides that a corporation shall indemnify any director, officer, employee or agent of a corporation against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with any the defense to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to Section 78.502(1) or 78.502(2), or in defense of any claim, issue or matter therein.

NRS 78.502(1) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable pursuant to NRS 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

NRS Section 78.502(2) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable pursuant to NRS 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

NRS Section 78.747 provides that except as otherwise provided by specific statute, no director or officer of a corporation is individually liable for a debt or liability of the corporation, unless the director or officer acts as the alter ego of the corporation. The question of whether a director or officer acts as the alter ego of a corporation must be determined by the court as a matter of law.

No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed hereby in the Securities Act and we will be governed by the final adjudication of such issue.

SECTION 3 – SECURITIES AND TRADING MARKETS

UNREGISTERED SALES OF EQUITY SECURITIES.

Issuance of Securities to Canadian Integrated Optics (IOM) Ltd.

On December 31, 2009, in order to complete the acquisition of the NGD™ solar cell technology, we issued 71,500,000 shares of our common stock to Canadian Integrated Optics (IOM) Ltd. (“CIO”). These shares were issued in reliance on Regulation S of the Securities Act. CIO represented that it was not a “U.S. Person” as defined under Regulation S of the Securities Act and that it was acquiring the shares for an investment purpose.

SECTION 5 – CORPORATE GOVERNANCE AND MANAGEMENT

CHANGES IN CONTROL OF REGISTRANT.

On December 31, 2009, as a result of Desmond Ross returning 47,000,000 shares of his common stock to the treasury and the issuance of 71,500,000 restricted shares of common stock to Canadian Integrated Optics (IOM) Ltd., an Isle of Man corporation, a change in control resulted.

DEPARTURE OF DIRECTORS AND CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On March 3, 2010, Dr. Andras G. Pattantyus-Abraham was appointed as our Chief Technology Officer.

On January 4, 2010, Desmond Ross resigned as our Chief Executive Officer, President, and from our Board of Directors. The resignations of Mr. Ross were not due to any disagreements with the Company.

Upon the tendering of Mr. Ross’ resignations, Daryl J. Ehrmantraut was appointed to our Board of Directors and as our Chief Executive Officer and President.

CHANGE IN SHELL COMPANY STATUS.

As a result of our acquisition of NGD™ Technology on December 31, 2009 we have completed a transaction that has the effect of causing us to cease being a shell company. The details of our acquisition of the NGD™ Technology are described under Item 2 of this Quarterly Report.

FINANCIAL STATEMENTS AND EXHIBITS.

Audited financial statements for the years ended June 30, 2009, 2008 and 2007 were previously filed on our Annual Report of Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 30, 2009 and on our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on September 29, 2008.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.
3.4	Certificate of Amendment to Articles of Incorporation.
3.5	Certificate of Amendment to Articles of Incorporation.
3.6	Bylaws, as amended. (1)
10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.
10.2	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010.(2)
10.3	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010.(2)

Exhibit
Number	Description of Exhibits
10.4	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.
14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated:	May 17, 2010	By:	/s/ Daryl J. Ehrmantraut
DARYL J. EHRMANTRAUT
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 17, 2010	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)