Form 10-K
period 2010-06-30
QUANTUM SOLAR POWER CORP.
filed 2010-09-13
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-52686

QUANTUM SOLAR POWER CORP.
(Exact name of registrant as specified in its charter)

NEVADA	27-1616811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Paseo del Sol, Suite A311
Santa Fe, New Mexico, USA	87507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (505)-216-0725

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $192,397,534 on the basis of the average of the bid and ask price of the registrant’s common stock on December 31, 2009.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,516,692, as at September 10, 2010.

QUANTUM SOLAR POWER CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Quantum,” and the “Company” refer to Quantum Solar Power Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

Overview

The following discussion and analysis summarizes our plan of operation for the next twelve months and our results of operations for the year ended June 30, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Quantum Solar Power Corp. formerly QV, Quantum Ventures, Inc. is a corporation formed under the laws of the State of Nevada on April 14, 2004 whose principal executive offices are located in Santa Fe, New Mexico, USA. Our principal business is the research, development and marketing of next generation solar power generation devices utilizing our patent pending technology (the “Next Generation Device™ or NGD™ Technology”) for photovoltaic devices that do not use silicon or other, rare earth elements. Once we have completed development, we expect to derive substantially all revenues from royalty based licensing arrangements.

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

Recent Corporate Developments

Since the filing of our Quarterly Report for the fiscal quarter ended March 31, 2010 with the SEC, we experienced the following significant corporate developments:

Appointment and Resignation of Directors

On May 27, 2010, we increased the size of our Board of Directors from two (2) to four (4) and appointed Robert Kramer and Huitt Tracey to fill the vacancies created by the increase. We did not have compensation agreements with either Mr. Kramer or Mr. Tracey.

On July 15, 2010, Robert Kramer resigned as a member of our Board of Directors. We believe Mr. Kramer resigned as a result of a dispute regarding his performance as a director of the Company.

On July 16, 2010, Huitt Tracey resigned as a member of our Board of Directors. Mr. Tracey resigned for personal reasons. There were no disagreements between Mr. Tracey and the Company regarding any matter relating to the Company’s operations, policies or practices.

U.S. and Foreign Private Placement Offerings

On May 28, 2010, our Board of Directors approved two concurrent private placements as follows:

U.S. Private Placement

Our Board of Directors approved a private placement offering of up to 5,000,000 shares of our common stock at a price of $1.00 per share (the “U.S. Private Placement”). This offering will be made to United States persons who are accredited investors as defined in Regulation D of the Securities Act of 1933 (the “Securities Act”).

Foreign Private Placement

Our Board of Directors also approved a concurrent private placement offering of up to 5,000,000 shares of our common stock at a price of $1.00 per share (the “Foreign Private Placement”). This offering will be made to persons who are not “U.S. Persons” as defined under Regulation S of the Securities Act. On August 13, 2010, we issued 274,060 shares of our common stock at a price of $1.00 per share.

We intend to use the net proceeds from these financings to further develop our NGDTM Technology and for working capital purposes. There is no assurance that the U.S. Private Placement or the Foreign Private Placement will be completed on the above terms or at all.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of Quantum’s securities in the United States. The securities have not been registered under the Securities Act and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

Dismissal and Appointment of Independent Public Accountants

On August 9, 2010, we dismissed Jewett, Schwartz, Wolfe & Associates (“Wolf & Associates”), as our independent public accountants. Also on August 9, 2010, we appointed Davidson & Company LLP, Chartered Accountants, ("Davidson") as our new independent registered public accounting firm. We elected to change accounting firms because of Davidson’s Canadian and U.S. expertise. In addition, we wanted our accounting firm to be closer to its operations in Burnaby, British Columbia, Canada.

Consultant Shares

On August 13, 2010, our Board of Directors ratified, confirmed and approved the issuance of an aggregate of 62,632 shares of our common stock to Caisey Harlingten. The shares were issued as part consideration for services rendered in accordance with the terms of a business consulting agreement between the Company and Mr. Harlingten dated April 19, 2010. Under the terms of the business consulting agreement, Mr. Harlingten will be issued 10,000 shares every month in consideration for his consultant services. The term of the business consulting agreement commenced April 19, 2010 and ends April 18, 2012 and may be terminated on 30 days notice by either party.

Stock Options

Also on August 13, 2010, our Board of Directors ratified, confirmed and approved the granting of 50,000 fully vested stock options to Robert Kramer, a former director of the Company pursuant to an option agreement dated July 15, 2010 between the Company and Mr. Kramer. The options granted to Mr. Kramer are exercisable at a price of $0.50 per share for a one-year term expiring July 15, 2011.

Also on August 13, 2010, our board of directors ratified, confirmed and approved the granting of 50,000 fully vested stock options to Huitt Tracey, a former director of the Company pursuant to an option agreement dated July 9, 2010 between the Company and Mr. Tracey. The options granted to Mr. Tracey are exercisable at a price of $0.50 per share for a one-year term expiring July 9, 2011.

Finder’s Agreement

On September 8, 2010, we entered into a finder’s fee agreement (the “Finder’s Fee Agreement”) dated for reference August 30, 2010 with 1536476 Alberta Ltd., (the “Finder”), whereby the Finder will provide personal introductions to the Company for the purposes of completing the Foreign Private Placement Offering. The Finder agrees to only introduce non-US persons to the Company and obey all applicable securities laws in the performance of his duties. The Finder’s Fee agreement is for a term of up to one year and shall continue until completion or cancellation of the private placement offering. Under the terms of the Agreement the Finder will receive 5% of all of the proceeds generated as a result of his introductions.

General

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

We are currently in the business of developing and marketing our NGD™ Technology for the production of solar energy without the need for expensive silicon based absorber components or other rare earth elements. We acquired the NGD™ Technology under the terms of the Technology Acquisition Agreement described below. The NGD™ Technology which is covered by two provisional U.S. patents differs from conventional solar technology as it does not require expensive silicon based absorber components or other rare earth elements. Researchers at Simon Fraser University in British Columbia, Canada have developed and built a proof of concept prototype of a next generation device utilizing the NGD™ Technology.

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

Technology Acquisition

On December 16, 2009, we entered into an agreement (the “Technology Acquisition Agreement”) with Canadian Integrated Optics (IOM) Limited, (“CIO”), to acquire the NGD™ Technology. In consideration of the NGD™ Technology we issued 71,500,000 shares of our common stock and Desmond Ross returned 47,000,000 shares to the treasury.

Under the terms of the Technology Acquisition Agreement we are required to pay for ongoing research and development using the facilities of Simon Fraser University (“SFU”) under CIO’s existing research agreement (the “CIO Research Agreement”) dated April 1, 2010. The CIO Research Agreement is for a term of April 1, 2010 to July 30, 2010.

Under the terms of CIO Research Agreement (via the Technology Acquisition Agreement) we were required to pay $195,219.00 CDN ($184,072 USD) to SFU according to the following schedule:

1.	$50,000 upon execution of the CIO Research Agreement; (which has been paid)
2.	$48,406.33 on or by May 31, 2010; (which has been paid)
3.	$48,406.33 on or by June 30, 2010; (which has been paid) and
4.	$48,406.33 on or by July 31, 2010 (which has been paid)

CIO has entered into an amendment to this agreement extending its term through December 31, 2010 in the amount of $310,076.

In addition we are required to pay additional charges for the use of the clean room facilities at SFU.

NGD™ Technology

Our NGD™ Technology is a patent pending, technology and proof of concept prototype for producing solar power without the necessity of utilizing expensive silicon based absorber components or other rare earth elements.

Solar cells based on the NGD™ Technology can reach a regime of cost and efficiency not obtainable with conventional solar cells. As a result, we believe our NGD™ Technology has the potential to enable the manufacture of solar cells at significantly less cost per Watt than current producers.

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

The NGD™ Technology’s principle of operation avoids the detrimental effects of defects within the semiconductor absorber layers by disposing of it altogether, and thus has the potential to simultaneously satisfy the requirements of high power conversion efficiencies and low costs. In addition, by eliminating expensive and exotic materials and manufacturing in a continuous rather than batch or wafer based process, we believe module costs can be reduced well below $1 per Watt-peak (Wp), the nominal price of a solar module widely recognized as the standard of solar commercial enablement.

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

The Industry

Energy is the most critical issue of the new century. Energy is a necessary part of the solution to all of the other great problems of our age which include access to clean water, wholesome food, a sustainable environment, an end to poverty, widely available education, democracy and a stable population. The provision of electrical energy was a $1 trillion per year in 2007 and expected to grow to $2 trillion by 2025. There are a variety of ways in which electrical energy can be generated; many involve burning fossil fuels (coal, oil, natural gas, etc.) with the concerns regarding CO2 related climate change this is becoming a less acceptable solution.

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

Research and Development Activities

We are currently conducting research and development on the NGD™ Technology. We expended $683,238 on research and development during the fiscal year ended June 30, 2010.

Patents and Trademarks

Under the terms of the Technology Acquisition Agreement we acquired the two US provisional patent applications listed below:

  United States Provisional Patent No. 61/287,116
  United States Provisional Patent No. 61/296,429

A third patent filing is currently being prepared. We also intend to file for patents in others countries under the Patent Cooperation Treaty.

Employees

We have four full time employees, two of our executive officers, Mr. Ehrmantraut and Dr. Pattantyus-Abraham and two other full-time employees.

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

During any such period, our competitors could decide to reduce their sales price in response to competition, even below their manufacturing cost, in order to generate sales. As a result our partners may be unable to sell solar modules based on our technology at attractive prices, or for a profit, during any period of excess supply of solar modules, which would reduce our net sales and adversely affect our results of operations. Also, we may decide to lower our average selling price to certain customers in certain markets in response to competition.

Our failure to further refine our technology and develop and introduce improved photovoltaic products could render solar modules based on our technology uncompetitive or obsolete and reduce our net sales and market share..

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

We have incurred a net loss of $1,647,716 for the period from inception to June 30, 2010, and have earned no revenues to date. We expect to lose more money as we spend additional capital produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of approximately $70,230 as at June 30, 2010.

We presently do not have sufficient cash on hand to fund our proposed expenditures for the next twelve months and beyond and will require additional financing. Further marketing, production and manufacturing work will also require additional funding in the event that our cash on hand is insufficient for any additional work proposed. We currently do not have sufficient arrangements for financing and we may not be able to obtain financing when required.

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

As of June 30, 2010, we had cash in the amount of $70,230. Our total expenditures over the next twelve months are anticipated to be approximately $2,000,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our June 30, 2010 financial statements, we are in the development stage of operations, have had losses from operations since inception, and have insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the twelve month period, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

Our principal office is located at Suite A311 (contracted as Suite C-18), 3900 Paseo Del Sol, Santa Fe, New Mexico, 87507 USA. We have a one year lease and pay $355 per month. The lease is set to expire July 31, 2011.

Our principal office was located at Suite C-09, 3900 Paseo Del Sol, Santa Fe, New Mexico, 87507 USA. We had a one year lease and paid $700 per month. The lease was set to expire January 31, 2011. We vacated this suite on July 31, 2010.

We also rent additional office space located at Suite #35, located in the Guinness Tower, 3rd Floor at 1055 West Hastings Street, Vancouver, British Columbia, V6E 2E9 Canada. We have a six month lease and pay $1,595 per month. The lease is set to expire on February 28, 2011 with an option to renew for an additional six months.

Our property is adequate, suitable, has enough capacity to operate our business and is in good condition. We own no real estate holdings and we have no policy to acquire assets for possible capital gain or income.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Quotations for our common stock are currently on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol "QSPW." The following is the high and low bid information for our common stock during each fiscal quarter of our last two fiscal years.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	5.45	4.30
2nd Quarter 2008	0	0
3rd Quarter 2008	1.50	0.51
4th Quarter 2008	0	0
1st Quarter 2009	0	0
2nd Quarter 2009	0	0
3rd Quarter 2009	2.00	0
4th Quarter 2009	0	0

The high and low bid price information provided above was obtained from the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of August 31, 2010, there were 142,516,692 shares of our common stock issued and outstanding that are held of record by 46 registered stockholders. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Performance Graph

The performance graph above shows the total stockholder return of investment made on June 30, 2008 for our common stock, the NASDAQ composite and the Russell 3000 Technology. All values assume reinvestment of the full amount of all dividends. We have selected the Russell 3000 Technology index for comparison purposes, as we do not believe we can reasonably identify an appropriate peer group index. The comparisons show in the graph below is not indicative of, nor is it intended to forecast, the future performance of our common stock.

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

Recent Sales of Unregistered Securities

On April 21, 2010, we issued 280,000 shares of our common stock at a price of $2.00 per share. These shares were issued in reliance on Regulation S of the Securities Act. The subscribers represented that they were not a “U.S. Person” as defined under Regulation S of the Securities Act and that they acquiring the shares for an investment purpose.

On August 13, 2010, we issued 62,632 shares of our common stock a consultant, pursuant to the terms of a business consulting agreement between the Company and the consultant dated April 19, 2010. These shares were issued in reliance on Regulation S of the Securities Act. The consultant represented that he was not a “U.S. Person” as defined under Regulation S of the Securities Act.

On August 13, 2010, we issued 50,000 shares to Daryl J. Ehrmantraut, our President and Chief Executive Officer as a quarterly bonus as determined by the Board of Directors. The shares were issued in reliance on Section 4(2) of the Securities Act.

On August 13, 2010, we issued 274,060 shares of our common stock at a price of $1.00 per share. These shares were issued in reliance on Regulation S of the Securities Act. The subscribers represented that they were not a “U.S. Persons” as defined under Regulation S of the Securities Act.

Also on August 13, 2010, our board of directors ratified, confirmed and approved the granting an aggregate of 100,000 fully vested stock options to two former directors of the Company The options granted to the former directors are exercisable at a price of $0.50 per share for a one-year term expiring July 9, 2011 and July 15, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

June 30,
		2010		2009		2008		2007		2006
Sales	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Gross Profit	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Net Income	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Net Income Per Share, diluted	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

	June 30,
	2010	2009	2008	2007	2006
Revenues	-	-	-	-	-
Operating Expenses	$1,360,963	$28,747	$166,032	$15,652	$26,654
Net Loss	$(1,360,963)	$(28,747)	$(166,032)	$(15,652)	$(26,654)
Net Loss Per Share, basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the period from inception on April 14, 2004 to June 30, 2010, we have not earned any operating revenue. We had an accumulated net loss of $1,647,716 from the period of inception to June 30, 2010. We incurred total expenses of $1,541,716 from inception to June 30, 2010.

	June 30,
	2010	2009	2008	2007	2006
Working Capital	$(391,425)	$5,747	$34,494	$526	$16,178
Total Assets	$1,662,213	$13,247	$41,994	$8,026	$39,678
Stockholders’ Equity	$1,184,544	$5,747	$34,494	$526	$16,178

As of June 30, 2010, we had cash on hand of $70,230. Since our inception, we have used our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2010, that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the year ended June 30, 2010 and changes in our financial condition from June 30, 2009.

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

RESULTS OF OPERATION

For the period from inception on April 14, 2004 to June 30, 2010, we have not earned any operating revenue. We had an accumulated net loss of $1,647,716 since inception. We incurred total operating expenses of $1,541,716 since inception.

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

Administrative Expenses

We have incurred administrative expenses in the amount of $1,647,716 for the period from April 14, 2004 (inception) to June 30, 2010. Administrative expenses for this period included the following expenses:

Administrative Expenses	June 30			Inception (April 14,
	2010	2009	2008	2004) to
				June 30, 2010
Amortization of Equipment	$556	-	-	$556
Amortization of Patents	38,370	-	-	38,370
General And Administrative	269,693	28,747	66,032	450,446
Impairment loss on Equipment	-	-	100,000	106,000
Professional Fees	209,397	-	-	209,397
Research and Development	683,238	-	-	683,238
Stock Based Compensation	159,709	-	-	159,709
Total Administrative Expenses	$1,360,963	$28,747	$166,032	$1,647,716

Our administrative expenses for the fiscal year ended 2010 have increased as a result of increased operations in the development of our NGDTM Technology. This has resulted in increased research and development activities and general and administrative expenses. All expenses increased from fiscal 2009 to 2010. Professional fees related to the acquisition of the NGDTM Technology and meeting our ongoing reporting requirements with the Securities and Exchange Commission.

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our development, of our NGD™ solar cell technology. We also anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $1,647,716 for the period from inception to June 30, 2010. Our loss was attributable to the costs of operating expenses which primarily consisted of research and development costs, general and administrative expenses and professional fees paid in connection with acquiring our assets, preparing and filing our Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At June 30, 2010	At June 30, 2009	Increase /(Decrease)
Current Assets	$86,244	$13,247	551.0%
Current Liabilities	(477,669)	(7,500)	6,268.9%
Working Capital Surplus (Deficit)	$(391,425)	$5,747	(6,910.9)%

			Percentage
	At June 30, 2009	At June 30, 2008	Increase / Decrease
Current Assets	$13,247	$41,994	(68.5)%
Current Liabilities	(7,500)	(7,500)	n/a
Working Capital Surplus	$5,747	$34,494	(83.3)%

Cash Flows
	Year Ended	Year Ended	Year Ended
	June 30, 2010	June 30, 2009	June 30, 2008
Cash Flows used in Operating Activities	$(590,754)	$(28,747)	$(66,032)
Cash Flows used in Investing Activities	(3,336)	-	-
Cash Flows provided by Financing Activities	651,073	-	200,000
Net Increase (decrease) in Cash During Period	$56,983	$(28,747)	$33,968

As at June 30, 2010, we had cash of $70,230 and a working capital deficit of $391,425.

The change in our working capital at June 30, 2010 from our year ended June 30, 2009 are primarily a result of the increases in accounts payable and accrued liabilities, subscriptions received in advance and our revolving line of credit with CIO. The increase in our cash used during the period ended on June 30, 2010, from the comparable periods of the preceding fiscal years are due to the cost of our acquisition of the NGDTM Technology and our professional fees related to the acquisition thereto and the preparation of our current, quarterly and annual reports filed on Forms 8-K, 10-Q and 10-K respectively, with the SEC and from the fact that we had no revenue on June 30, 2010.

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

Future Financings

As of June 30, 2010, we had cash on hand of $70,230. Since our inception, we have used our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2010, that there is substantial doubt that we will be able to continue as a going concern.

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

U.S. and Foreign Private Placement Offerings

On May 28, 2010, our Board of Directors approved two concurrent private placements as follows:

U.S. Private Placement

Our Board of Directors approved a private placement offering of up to 5,000,000 shares of our common stock at a price of $1.00 per share (the “U.S. Private Placement”). This offering will be made to United States persons who are accredited investors as defined in Regulation D of the Securities Act.

Foreign Private Placement

Our Board of Directors also approved a concurrent private placement offering of up to 5,000,000 shares of our common stock at a price of $1.00 per share (the “Foreign Private Placement”). This offering will be made to persons who are not “U.S. Persons” as defined under Regulation S of the Securities Act. As of September 3, 2010, we have issued 274,060 shares for proceeds of $274,060.

We intend to use the net proceeds from these financings to further develop its NGDTM Technology and for working capital purposes. There is no assurance that the U.S. Private Placement or the Foreign Private Placement will be completed on the above terms or at all.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of Quantum’s securities in the United States. The securities have not been registered under the Securities Act and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

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

Contractual Obligations

Contractual Obligations	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Research Agreement	$310,076	$310,076	-	-	-
Revolving Credit Agreement	$18,713	$18,713	-	-	-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are included in the Notes to our Financial Statements contained in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Credit Risk

We currently do not hold financial instruments that subject us to credit risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

1.	Reports of Independent Registered Public Accounting Firms:

2.	Audited Financial Statements for the year ended June 30, 2010, including:

a.	Balance Sheets as at June 30, 2010 and 2009;

b.	Statements of Operations for the years ended June 30, 2010, 2009 and 2008 and accumulated from inception to June 30, 2010;

c.	Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008 and accumulated from inception to June 30, 2010;

d.	Statement of Stockholders’ Equity (Deficit) for the period from inception to June 30, 2010; and

e.	Notes to the Financial Statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)

JUNE 30, 2010

DAVIDSON & COMPANY LLP
	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Quantum Solar Power Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Quantum Solar Power Corp. and Subsidiary (the”Company”) as of June 30, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2010 and for the period from April 14, 2004 (Inception) to June 30, 2010. Quantum Solar Power Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010, and the results of its operations and its cash flows for the year ended June 30, 2010 and for the period from April 14, 2004 (Inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has a working capital deficiency of approximately $391,425 and an accumulated deficit of approximately $1,647,716 for the year ended June 30, 2010. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2010 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

September 13, 2010

DAVIDSON & COMPANY LLP
	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Quantum Solar Power Corp.
(A Development Stage Company)

We have audited the internal control over financial reporting of Quantum Solar Power Corp. and Subsidiary (the “Company”) as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: Management concluded that the Company’s entity-level controls related to the control environment, control activities, and monitoring functions have not been designed adequately. With respect to the control environment, control activities, and monitoring functions, management determined that these material weaknesses were primarily attributable to a lack of formalized policies and procedures, lack of independent directors and audit committee, lack of segregation of duties in the expenditure cycle, lack of controls to monitor financial reporting, lack of formalized accounting approval and review procedures, and a lack of compliance and internal control function. These material weaknesses contributed to the other material weaknesses described below as well as to an environment where there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management also concluded that inadequate segregation of duties and independent review have resulted in ineffective controls in the expenditures, financial closing and reporting and treasury processes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2010 of the Company, and this report does not affect our report on those financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended and our report dated September 13, 2010 expressed an unqualified opinion.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

September 13, 2010

Report of Independent Registered Public Accounting Firm

To The Stockholders and Board of Directors
of Quantum Solar Power Corp.

   We have audited the accompanying consolidated balance sheet of Quantum Solar Power Corp. (A Development Stage Company) as of June 30, 2009 and the related consolidated statements of operations, changes in consolidated stockholders’ equity and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Solar Power Corp. as of June 30, 2009, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
October 20, 2009

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	June 30,	June 30
	2010	2009

ASSETS

Current
Cash	$70,230	$13,247
Receivables	4,638	-
Prepaid expenses	11,376	-

Total Current Assets	86,244	13,247

Equipment (Note 3)	2,780	-
Patents (Note 4)	1,573,189	-

Total Assets	$1,662,213	$13,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$382,456	$7,500
Subscriptions received in advance (Note 6)	76,500	-
Line of credit (Note 5)	18,713	-

Total Liabilities	477,669	7,500

Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding
Common stock, $0.001 par value 400,000,000 shares authorized and 142,130,000 (2009 – 117,300,000) shares issued and outstanding as of June 30, 2010 (Note 6)	142,130	115
Commitment to issue shares (Note 6)	112,632	-
Additional paid in capital (Note 6)	2,577,498	292,385
Accumulated deficit during the development stage	(1,647,716)	(286,753)

Total Stockholders’ Equity	1,184,544	5,747

Total Liabilities and Stockholders’ Equity	$1,662,213	$13,247

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)

				For the Period
				From April 14,
	For the	For the	For the	2004
	Year Ended	Year Ended	Year Ended	(Inception)
	June 30,	June 30,	June 30,	to June 30,
	2010	2009	2008	2010

OPERATING EXPENSES
Amortization of equipment	$556	$-	$-	$556
Amortization of patents	38,370	-	-	38,370
General and administrative	269,693	28,747	66,032	450,446
Professional fees	209,397	-	-	209,397
Research and development	683,238	-	-	683,238
Stock-based compensation (Note 6)	159,709	-	-	159,709

	(1,360,963)	(28,747)	(66,032)	(1,541,716)

OTHER ITEM
Impairment of intangible assets	-	-	(100,000)	(106,000)

Loss and comprehensive loss for the period	$(1,360,963)	$(28,747)	$(166,032)	$(1,647,716)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	103,385,258	117,300,000	117,220,822

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)

	Common Stock
					Accumulated
					Deficit
			Additional	Commitment	During the	Total
			Paid in	to Issue	Development	Stockholders’
	Shares	Amount	Capital	Shares	Stage	Equity

Balance, April 14, 2004 (Inception)	-	$-	$-	$-	$-	$-
Common shares issued at par	117,200,000	15	92,485	-	-	92,500
Net loss	-	-	-	-	(9,557)	(9,557)

Balance, June 30, 2004	117,200,000	15	92,485	-	(9,557)	82,943
Net loss	-	-	-	-	(40,111)	(40,111)

Balance, June 30, 2005	117,200,000	15	92,485	-	(49,668)	42,832
Net loss	-	-	-	-	(26,654)	(26,654)

Balance, June 30, 2006	117,200,000	15	92,485	-	(76,322)	16,178
Net loss	-	-	-	-	(15,652)	(15,652)

Balance, June 30, 2007	117,200,000	15	92,485	-	(91,974)	526
Common shares issued at $2.00 per share	100,000	100	199,900	-	-	200,000
Net loss	-	-	-	-	(166,032)	(166,032)

Balance, June 30, 2008	117,300,000	115	292,385	-	(258,006)	34,494
Net loss	-	-	-	-	(28,747)	(28,747)

Balance, June 30, 2009	117,300,000	115	292,385	-	(286,753)	5,747
Private placement	280,000	280	559,720	-	-	560,000
Share issuance costs	-	-	(4,140)	-	-	(4,140)
Stock-based compensation	-	-	159,709	-	-	159,709
Subscriptions received in advance	-	-	-	112,632	-	112,632
Acquisition of patents	71,500,000	71,500	1,540,059	-	-	1,611,559
Shares issued for services	50,000	50	99,950	-	-	100,000
Par value reclassification	-	117,185	(117,185)	-	-	-
Return to treasury	(47,000,000)	(47,000)	47,000	-	-	-
Net loss	-	-	-	-	(1,360,963)	(1,360,963)

Balance, June 30, 2010	142,130,000	$142,130	$2,577,498	$112,632	$(1,647,716)	$1,184,544

See accompanying notes to consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

				For the Period
				From April 14,
	For the	For the	For the	2004
	Year Ended	Year Ended	Year Ended	(inception) to
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2008	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(1,360,963)	$(28,747)	$(166,032)	$(1,647,716)
Items not affecting cash:
Amortization of equipment	556	-	-	556
Amortization of intangible assets	38,370	-	-	38,370
Impairment of intangible assets	-	-	100,000	106,000
Stock-based compensation	159,709	-	-	159,709
Shares for management services	100,000	-	-	100,000
Shares for consulting and management bonuses	112,632	-	-	112,632

Changes in non-cash working capital items:
Increase in receivables	(4,638)	-	-	(4,638)
Increase in prepaid expenses	(11,376)	-	-	(11,376)
Increase in accounts payable and accrued liabilities	374,956	-	-	391,456

Net cash used in operating activities	(590,754)	(28,747)	(66,032)	(755,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of capital stock	560,000	-	200,000	852,500
Share issuance costs	(4,140)	-	-	(4,140)
Subscriptions received in advance	76,500	-	-	76,500
Line of credit	43,713	-	-	43,713
Repayment on line of credit	(25,000)	-	-	(25,000)

Net cash provided by financing activities	651,073	-	200,000	943,573

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(3,336)	-	-	(3,336)
Purchase of technology rights	-	-	-	(15,000)
Purchase of intangible assets	-	-	(100,000)	(100,000)

Net cash used in investing activities	(3,336)	-	(100,000)	(118,336)

Change in cash during the year	56,983	(28,747)	33,968	70,230

Cash, beginning of year	13,247	41,994	8,026	-

Cash, end of year	$70,230	$13,247	$41,994	$70,230

Supplemental disclosure with respect to cash flows (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
JUNE 30, 2010

1.	NATURE AND CONTINUANCE OF OPERATIONS

Quantum Solar Power Corp. (the “Company”) was incorporated in Nevada on April 14, 2004. The Company is a development stage company engaged in the business of developing and commercializing next generation solar power technology under the name Next Generation Device™ abbreviated NGD™. Quantum’s NGD™ is a patent pending, functioning, laboratory model that demonstrates its utility in solar power conversion. On June 16, 2008 stockholders by way of Proxy Statement confirmed and ratified the change of the company’s name from QV, Quantum Ventures, Inc. to Quantum Solar Power Corp.

The Company operates in one reportable segment being the research and development of solar power technology in Canada and the United States of America. Revenues will be substantially derived from royalty based licensing arrangements in this reporting segment.

Going Concern

These consolidated financial statements have been prepared consistent with accounting policies generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. Currently, the Company has no sales and has incurred an accumulated loss of $1,647,716 for the period from April 14, 2004 (inception) to June 30, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from development and commercialization of an NGD™. Management has plans to seek additional capital through private placements and public offerings of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any or the above objectives and is unable to operate for the coming year.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of June 30, 2010, the Company had not commenced its planned principal operations.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
JUNE 30, 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Principles of consolidation

These consolidated financial statements previously included the accounts of the Company and its wholly owned subsidiary, Quantum Ventures Ltd., which has since been dissolved.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounts that require estimates relate to the valuation of deferred tax assets, stock-based compensation, the estimated useful life of equipment, and the valuation of shares issued for the technology, bonuses and services.

Start-up expenses

The Company has adopted Standard of Position (“SOP”) No.98-5 “Reporting the Costs of Start-up Activities,” which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to June 30, 2010.

Foreign currency translation

The Company’s functional currency is the United States dollar. There are significant transactions in Canadian dollars; these are recorded in US dollars using the exchange rates in effect on the date the transaction is recorded. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income statement account in consolidated stockholder’s equity, if applicable. There were no translation adjustments as of June 30, 2010.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. In February 2008, the Board of Directors approved and 8 for 1 split of the Company’s stock. The accompanying financial statements are presented on a post-split basis. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 500,000 outstanding options was not included in the computation of diluted earnings per share because it was anti-dilutive due to the Company’s losses.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
JUNE 30, 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Fair value of financial instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of Fair Value Measurements which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective July 1, 2008, the Company adopted the policy for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of this accounting policy did not materially impact the Company’s financial position and results of operations.

The policy defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The policy also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Comprehensive loss

As of June 30, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in the financial statements.

Income taxes

The Company accounts for income taxes under an asset and liability approach, whereby deferred income tax liabilities or assets at the end of each year are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Impairment of assets

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the asset will be written down to fair value. During the year ended June 30, 2010 and 2009, the Company determined that there was no impairment.

Equipment

Computer equipment is recorded at cost less accumulated amortization. Amortization is provided annually on assets placed in use on a straight-line basis of 3 years.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
JUNE 30, 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Research and development

All research costs are charged to operations in the year of expenditure. Development costs are capitalized if they meet the criteria for capitalization and amortized over the period of the expected life. Development costs are written off when there is no longer expectation of future benefits.

Stock-based compensation

The Company uses the fair value based method of accounting for stock options granted to employees and directors and compensatory warrants issued on private placements in accordance with the recommendations of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718, “Compensation – Stock Compensation”. Under this method, the fair value of the stock options at the date of the grant, as determined using the Black-Scholes option pricing model, is recognized to expense over the vesting period, and the fair value of compensatory warrants at the date of issuance, as determined using the Black-Scholes model, is recognized as share issuance costs, with the offsetting credit to contributed surplus.

Financial instruments

(i) Fair values:

The fair value of cash, receivables, line of credit and accounts payable and accrued liabilities approximate their financial statement carrying amounts due to the short-term maturities of these instruments.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset. The Company’s cash was measured using Level 1 inputs.

(ii) Foreign currency risk:

The Company operates in Canada, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

(iii) Credit risk:

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. Management believes that the credit risk concentration with respect to financial instruments included in cash is remote. Receivables are due primarily from consultants and are non-interest bearing.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
JUNE 30, 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s financial statements.

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

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). The Company is currently evaluating the impact of ASU 2010-09, but does not expect its adoption to have a material impact on the Company’s financial reporting and disclosures.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
JUNE 30, 2010

3.	EQUIPMENT

		2010			2009
		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value
Computer equipment	$3,336	$556 $	2,780	$-	$-	$-

4.	TECHNOLOGY PURCHASE AGREEMENT

On April 15, 2008, QV, Quantum Ventures, Inc. entered into a License agreement ( “The Agreement”) with Canadian Integrated Optics International Ltd. of Douglas, Isle of Man (“CIOI”), to manufacture and market CIOI’s patent pending solar technology based on a new approach for the generation of solar power. On May 7, 2008 the Agreement was subsequently amended and executed by CIOI and on May 16, 2008 the agreement was executed by QV, Quantum Ventures, Inc. closing of this agreement and is subject to certain terms and conditions. The purchase price paid in cash for the License was $100,000. These costs were later written-off and charged to operations in fiscal 2008.

In December 2009 the Company executed an agreement with CIOI to purchase technology and associated patents related to the development of certain solar technology in an exchange for 71,500,000 common stock of the Company valued at $1,611,559. The patents have an estimated useful life of 21 years since acquisition. The Company has recorded $38,370 in amortization for the year ended June 30, 2010.

5.	LINE OF CREDIT

On February 20, 2010, the Company entered into an unsecured, non-interest bearing revolving line of credit with CIOI of up to $250,000 in available financing. During the year, the Company has withdrawn $43,713 and repaid $25,000 in cash from this line of credit. As at June 30, 2010 the line of credit has a balance of $18,713.

6.	STOCKHOLDERS’ EQUITY

On May 7, 2004 the Company issued 8,650,000 of its common shares for cash of $86,500.

On June 30, 2004, the Company issued 6,000,000 of its common shares for cash of $6,000.

On February 25, 2008, the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a eight to one (8 – 1) basis bringing the total common shares issued and outstanding to 117,200,000 and authorized common shares to 400,000,000.

The Company has completed a Private placement on April 15, 2008 to issue 100,000 common shares at a price of $2.00 per share. The net proceeds received were $200,000. No commissions were paid and no registration rights have been granted.

On December 16, 2009, the Company entered into an agreement with CIOI as amended, wherein the Company agreed to purchase all of their solar cell technology in consideration of 71,500,000 restricted shares of common stock. As part the transaction, the Company’s President returned and cancelled 47,000,000 shares of the Company’s common stock.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
JUNE 30, 2010

6.	STOCKHOLDERS’ EQUITY (cont’d…)

In April 2010, the Company completed a private placement to issue 280,000 shares at a share price of $2.00 per share. The net proceeds received were $560,000. An additional $76,500 was received; investor qualifications were still being determined at June 30, 2010 so the funds are recorded as a liability.

In April 2010, 50,000 shares valued at $100,000 were issued as compensation for a performance bonus to a director of the Company.

Commitment to issue shares

During the year ended June 30, 2010, the Company entered into contracts to issue 50,000 shares per quarter to management and 10,000 shares per month to a consultant including a pro-rata portion for a partial month. Accordingly, the Company has a commitment to issue 112,632 common shares at a value of $112,632. Subsequent to year end, these common shares were issued.

Stock options

The Company does not have a formal stock option plan in place. Stock option grants are determined on as individual basis.

Stock options are summarized as follows:

		Stock
		Options
		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance outstanding, April 14, 2004 (inception) to June 30, 2009	-	$-

Granted	500,000	0.50

Balance outstanding, June 30, 2010	500,000	$0.50

Exercisable, June 30, 2010	83,333	$0.50

The following table summarizes information about the stock options outstanding at June 30, 2010

	Number	Exercise
	of Shares	Price	Expiry Date

Options	50,000	$ 0.50	January 1, 2013

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
JUNE 30, 2010

6.	STOCKHOLDERS’ EQUITY (cont’d…)

Stock-based compensation

The Company used the Black-Scholes option pricing model to determine the fair value of options granted. During fiscal 2010, the Company granted 500,000 (2009 – Nil; 2008 – Nil) options with a weighted average fair value of $1.91 (2009 – $Nil; 2008 - $Nil) per option to a director of the Company, which is being recognized over the vesting periods of the options. Total stock-based compensation expensed was $159,709 (2009 – $Nil; 2008 - $Nil). This amount represents the value of vested options.

The fair value of stock options has been estimated with the following assumptions:

Year ended June 30	2010	2009	2008

Dividend yield	0.00%	-	-
Expected volatility	239%	-	-
Risk free interest rate	2.03%	-	-
Expected life of options	2 years	-	-

7.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2010	2009
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

Significant non-cash transactions for the year ended June 30, 2010 included:

a)	issuing 71,500,000 common shares in the acquisition of patents at a total value of $1,611,559;
b)	returning to treasury and cancelling 47,000,000 common shares at par value of $47,000; and
c)	reclassifying additional paid in capital of $117,185 to capital stock to reflect par value of $0.001.

8.	RELATED PARTY TRANSACTIONS

During fiscal 2010, the Company paid or accrued $683,238 (2009 - $Nil; 2008 - $Nil) in research and development costs with CIOI, a significant shareholder.

Included in accounts payable and accrued liabilities as at June 30, 2010, is $325,518 due to CIOI, a significant shareholder. During the year, the Company also entered into an unsecured, non-interest bearing revolving line of credit with CIOI of which $18,713 is outstanding as at June 30, 2010.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
JUNE 30, 2010

9.	INCOME TAXES

a)	A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	2010	2009
Loss before income taxes	$(1,360,963)	$(28,747)

Expected tax recovery	$(476,337)	$(9,774)
Other	50,721	-
Unrecognized benefits of non-capital losses	425,616	9,774
Total income taxes	$-	$-

b)	Details of future income tax assets are as follows:

	2010	2009
Future tax assets:
Non-capital loss carryforwards	$522,736	$97,496
Future Tax Liabilities
Capital assets	(5,177)	-
	517,559	97,496
Valuation allowance	(517,559)	(97,496)
Net future tax assets	$-	$-

The Company has non-capital losses of approximately $1,500,000 which may be carried forward and applied against taxable income in future years. These losses, if unutilized, will expire through to 2021. The future income tax benefits of these losses and other tax assets have not been reflected in these financial statements and have been offset by a valuation allowance.

10.	SUBSEQUENT EVENTS

Subsequent to June 30, 2010 the Company:

(a) Granted 100,000 stock options to former directors at an exercise price of $0.50 per share expiring July 9, 2011 and July 15, 2011.

(b) Issued 274,060 common shares at $1.00 for gross proceeds of $274,060 pursuant to a private placement of up to 5,000,000 common shares at $1.00.

(c) Under the terms of the Technology Acquisition Agreement we are required to pay for ongoing research and development using the facilities of Simon Fraser University (“SFU”) under CIO’s existing research agreement (the “CIO Research Agreement”) dated April 1, 2010. The CIO Research Agreement is for a term of April 1, 2010 to July 30, 2010. CIO subsequently entered into an Agreement with SFU to extend the CIO Research Agreement to December 31, 2010 in the amount of $310,076.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 9, 2010, we dismissed Jewett, Schwartz, Wolfe & Associates (“Wolf & Associates”), as our independent public accountants. Our Board of Directors approved the dismissal of Wolf & Associates.

Wolf & Associates’ reports on our financial statements for the years ended June 30, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements during the fiscal years ended June 30, 2009 and 2008 and the subsequent interim period up to and including the date of dismissal between the Company and Wolf & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Wolf & Associates, would have caused them to make reference to the subject matter of the disagreement in connection with Wolf & Associates’ report for the financial statements for the past year and any subsequent interim period up to and including to the date of Wolf & Associates’ dismissal.

We requested in writing that Wolf & Associates provide a letter addressed to the Securities and Exchange Commission stating whether or not they agree with the above disclosures. We received a copy of Wolf & Associates’ letter and it was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 20, 2010.

On August 9, 2010, we appointed Davidson & Company LLP, Chartered Accountants, ("Davidson") as our new independent registered public accounting firm. Our Board of Directors approved the engagement of Davidson. We elected to change accounting firms because of Davidson’s Canadian and U.S. expertise. In addition, we wanted our accounting firm to be closer to our operations in Burnaby, British Columbia, Canada.

We did not consult with Davidson during the fiscal years ended June 30, 2009 and 2008 and any subsequent interim period prior to their engagement regarding: (i) the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or advice was provided that the newly appointed accountant concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel, (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.	OTHER INFORMATION.

Finder’s Agreement

On September 8, 2010, we entered into a finder’s fee agreement (the “Finder’s Fee Agreement”) dated for reference August 30, 2010 with 1536476 Alberta Ltd., (the “Finder”), whereby the Finder will provide personal introductions to the Company for the purposes of completing the Foreign Private Placement Offering. The Finder agrees to only introduce non-US persons to the Company and obey all applicable securities laws in the performance of his duties. The Finder’s Fee agreement is for a term of up to one year and shall continue until completion or cancellation of the private placement offering. Under the terms of the Agreement the Finder will receive 5% of all of the proceeds generated as a result of his introductions.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth information regarding our executive officers and directors as of September 10, 2010:

Name	Age	Positions
Daryl J. Ehrmantraut	58	Chief Executive Officer, President and Director
Andras Pattantyus-Abraham	36	Chief Technology Officer
Graham R. Hughes	60	Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for at least the past five years.

Daryl J. Ehrmantraut was appointed our President, Chief Executive Officer and a Director on January 4, 2010. Mr. Ehrmantraut previously served for 5 years until January 1, 2010 as CEO of Elemetric Instruments, a scientific instrumentation company which commercialized Los Alamos National Lab patented element detection technology, Mr. Ehrmantraut previously served as President of Triton Technology a privately held company in the information technology and services industry from 2002 to 2003. Mr. Ehrmantraut served as Vice President of Sales and Marketing, Bfound Business Unit for Signalsoft Corp., a company in the electrical/electronic manufacturing industry from 1999 to 2001. He served as President of Osiris Systems Corporation, a privately held company in the computer software industry. He also held various management positions from 1972 to 1999 in the computer and electronics industry.

Andras Pattantyus-Abraham joined Quantum Solar in December 2009. On March 3, 2010, he was appointed Chief Technology Officer. Prior to joining the company, Dr. Pattantyus-Abraham was a Principal Scientist for Sargent Research Group, Electrical and Computer Engineering, University of Toronto. From 2007 to 2009, he was Postdoctoral Fellow at Sargent Research Group. In 2007 and 2008, Dr. Pattantyus-Abraham served as a Research Consultant for an Optoelectronics startup and for Applied Biophysics Research Group, University of British Colombia. From 2004 to 2006, Dr. Pattantyus-Abraham was a Postdoctoral Fellow of Photonic Nanostructures Research Group, University of British Columbia.

Graham R. Hughes has served as our Chief Financial Officer, Secretary, Treasurer and Director since November 27, 2007. Mr. Hughes is a Certified General Accountant in private practice for over 25 years. Mr. Hughes is formerly an Instructor of Accountancy at the British Columbia Institute of Technology in Vancouver, Canada. Mr. Hughes served as President and Director of Western Hemisphere Mining Corp. from 2005 to 2007. He also served as Secretary and Director for a number of companies from 1986 to 1991.

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

Significant Employees

We have no other significant employees.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Our audit committee currently consists of our Board of Directors. Mr. Ehrmantraut and Mr. Hughes are both Executive Officers and therefore not independent directors.

The audit committee is responsible for:

(1)	selection and oversight of our independent accountant;
(2)	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;
(3)	establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;
(4)	engaging outside advisors; and
(5)	funding for the outside auditory and any outside advisors engagement by the audit committee.

Our board of directors has adopted an Audit Committee Charter which provides appropriate guidance to Audit Committee members as to their duties.

Audit Committee Financial Expert

Graham R. Hughes, our Chief Financial Officer, Secretary and Treasurer and Director, qualifies as an audit committee financial expert.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 17, 2010. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, we believe that, during the year ended June 30, 2010, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Daryl J. Ehrmantraut President, Chief Executive Officer and Director	Two	Two	One
Graham R. Hughes Chief Financial Officer, Secretary Treasurer and Director	One	One	None
Andras Pattantyus-Abraham Chief Technology Officer	One	None	None
Huitt Tracey Former Director	None	None	None

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Robert Kramer Former Director	None	None	None
Desmond Ross Former President, Former Chief Executive Officer and Former Director	None	One	One
Canadian Integrated Optics (IOM) Limited 10% Holder	None	One	One

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(c)(2) of Regulation S-K as of our fiscal years ended June 30, 2010 and 2009:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daryl J. Ehrmantraut President, Chief Executive Officer and Director (1)	2010 2009 2008	60,000 - -	- - -	150,000 - -	159,709 - -	- - -	- - -	- - -	369,709 - -
Graham R. Hughes Chief Financial Officer, Secretary Treasurer and Director (2)	2010 2009 2008	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Andras Pattantyus-Abraham Chief Technology Officer (2)	2010 2009 2008	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Desmond Ross Former President, Former Chief Executive Officer and Former Director (3)	2010 2009 2008	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Notes:
(1)

Daryl J. Ehrmantraut was appointed as our CEO and President and a Director on January 4, 2010. Mr. Ehrmantraut will receive compensation of $10,000 per month in addition to bonus and equity compensation as deemed proper by the Board of Directors.

(2)

We do not currently have a compensation arrangement with Dr. Pattantyus-Abraham or Graham R. Hughes. We have not paid any compensation to these officers during the fiscal years ended June 30, 2010 and 2009.

(3)	Desmond Ross resigned as a director and executive officer on January 4, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(f)(2) of Regulation S-K, as of our fiscal year ended June 30, 2010:

OPTION AWARDS						STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, or Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, or Units or Other Rights that have not Vested (#)
Daryl J. Ehrmantraut, President, CEO & Director	83,333	416,667	--	$0.50	01/13/2013	-	-	-	-
Graham R. Hughes, CFO, Secretary Treasurer & Director	--	--	-	-	--	-	-	-	-
Andras Pattantyus- Abraham, CTO	--	--	-	-	--	-	-	-	-

Note:
(1)	Pursuant to the terms of Mr. Ehrmantraut’s employment agreement, he is to receive 500,000 stock options vesting over twelve fiscal quarters commencing January 11, 2010.

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

Our Board of Directors determines the compensation of our executive officers. The Board also administers any stock option issuances. The Board reviews base salary levels for our executive officers at the end of each fiscal year and recommends raises and bonuses based upon our achievements, individual performance, and competitive and market conditions. The Board may delegate certain of its responsibilities, as it deems appropriate, to committees or to our officers, but it has not elected to do so. The Board has engaged management consultants to provide a market analysis of cash, equity and short term incentives for comparisons to our current compensation package and based on that analysis provide recommendations of compensation adjustments and overall compensation philosophy to the Board of Directors.

Compensation Committee

We do not have a standing compensation committee. Our entire Board of Directors participates in the consideration of executive officer and director compensation. Because of the small size of the Company, we feel it is prohibitive to develop a formal compensation committee at this time. We have relied on the fiduciary duties of our Directors in determining what levels of compensation are in the best interests of the Company.

Employment Agreements

On January 1, 2010 we entered into a CEO employment agreement with Daryl J. Ehrmantraut (the “CEO Employment Agreement”). Under the terms of the agreement, Mr. Ehrmantraut is paid an annual salary of $120,000. In addition to Mr. Ehrmantraut’s base salary, he is eligible to receive a bonus for each calendar quarter in an amount, if any, as determined by our Board of Directors at its discretion. Mr. Ehrmantraut received 500,000 options to purchase shares of our common stock vested quarterly over a three year period commencing on the execution date of the CEO Employment Agreement. The Option exercise price is $0.50 and they expire January 13, 2013. Under the terms of the CEO Employment Agreement, Mr. Ehrmantraut is required to devote the substantial portion of his entire business time, attention and energy exclusively to the business and affairs of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Daryl J. Ehrmantraut President, Chief Executive Officer, Director	183,333(2) (Direct)	0.13%
Common Stock	Andras Pattantyus-Abraham Chief Technology Officer	Nil	Nil
Common Stock	Graham R. Hughes Chief Financial Officer, Secretary, Treasurer, Director	Nil	Nil
Common Stock	All Officers and Directors as a Group (3 persons)	183,333(2)	0.13%
5% STOCKHOLDERS
Common Stock	Canadian Integrated Optics (IOM) Limited 8 St. Georges St., Douglas, Isle of Man	71,500,000 (Direct)	50.17%

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

As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of our Common Stock actually outstanding on the date of this Annual Report. As at August 31, 2010, we had 142,516,692 shares of our Common Stock issued and outstanding.

(2)	Mr. Ehrmantraut holds 100,000 restricted shares of our Common Stock and has a vested option to acquire 83,333 shares of our Common Stock.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change of control.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as at June 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2010
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	Nil	N/A	Nil
Total	Nil	N/A	Nil

We do not have any equity compensation plans. However, Mr. Ehrmantraut was granted 500,000 stock options under his employment agreement dated January 1, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, during the past two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or executive officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

On February 20, 2010, we entered into an open-ended, revolving line of credit agreement (the “Agreement”) with Canadian Integrated Optics (IOM), Ltd. (“CIO”). Under the terms thereof, CIO established a $250,000.00 interest free line of credit for our benefit. Up to $250,000.00 may be advanced to us by CIO upon our request. Under the terms of the Agreement we are obligated to repay the same by making monthly payments that began in March 2010. The amount of the monthly payment is at our discretion. In the event of a default by us, we are obligated to pay all costs and expenses incurred by CIO in related to the collection thereof, including reasonable attorney’s fees. A default would only occur through our entering into a voluntary or involuntary bankruptcy. As of June 30, 2010 we owe $18,713 to CIO which is outstanding as of June 30, 2010.

On December 16, 2009 we entered into an agreement with CIO (the “Technology Acquisition Agreement”) whereby CIO agreed to sell the NGD™ Technology to us. In consideration of the NGD™ Technology we issued 71,500,000 shares of our common stock to CIO. As part of the transaction, Desmond Ross returned 47,000,000 shares to the treasury.

Under the terms of the Technology Acquisition Agreement we are required to pay for ongoing research and development using the facilities of Simon Fraser University (“SFU”) under CIO’s existing research agreement (the “CIO Research Agreement”) dated April 1, 2010. The CIO Research Agreement is for a term of April 1, 2010 to July 30, 2010. CIO subsequently entered into an Agreement with SFU to extend the CIO Research Agreement to December 31, 2010.

Under the terms of CIO Research Agreement (via the Technology Acquisition Agreement) we are required to pay $195,219.00 CDN ($184,072 USD) to SFU according to the following schedule:

1.	$50,000 upon execution of the CIO Research Agreement (which has been paid);
2.	$48,406.33 on or by May 31, 2010 (which has been paid);
3.	$48,406.33 on or by June 30, 2010 (which has been paid); and
4.	$48,406.33 on or by July 31, 2010 (which has been paid).

In addition we are required to pay additional charges for the use of the clean room facilities at SFU. During fiscal 2010 we paid or accrued $683,238 in research and development costs with CIO.

Included in accounts payable and accrued liabilities as of June 30, 2010 is $325,518 due to CIO.

Director Independence

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our directors are considered executive officers under Rule 3b-7 of the Exchange Act. Therefore, none of our directors are independent.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2010 and June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q or Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2010	Year Ended June 30, 2009
Audit Fees	$-	$7,500
Audit Related Fees	12,500	7,500
Tax Fees	-	-
All Other Fees	-	800
Total	$12,500	$15,800

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year. Non-audit services that are prohibited to be provided by our independent auditors may not be pre-approved. In addition, prior to the granting of any pre-approval, our Audit Committee must be satisfied that the performance of the services in question will not compromise the independence of the independent auditors.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.(3)
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(3)
3.4	Certificate of Amendment to Articles of Incorporation.(3)
3.5	Certificate of Amendment to Articles of Incorporation.(3)
3.6	Bylaws, as amended. (1)
10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.(3)
10.2	CEO Employment Agreement between Quantum and Daryl J. Ehrmantraut dated January 1, 2010.
10.3	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010.(2)
10.4	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010.(2)
10.5	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.(3)
10.6	Consulting Agreement between Quantum and Caisey Harlingten dated April 19, 2010.
10.7	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated July 27, 2010.
10.8	Office Space Lease Agreement between Quantum and Guinness Business Center Ltd. dated June 21, 2010 and Addendum dated August 17, 2010.
10.9	Finder’s Fee Agreement between Quantum and 1536476 Alberta Ltd. dated for reference August 30, 2010.

Exhibit
Number	Description of Exhibits
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.
(3)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated:	September 13, 2010	By:	/s/ Daryl J. Ehrmantraut
DARYL J. EHRMANTRAUT
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	September 13, 2010.	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	September 13, 2010	By:	/s/ Daryl J. Ehrmantraut
DARYL J. EHRMANTRAUT
Director

Dated:	September 13, 2010	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Director