Form 10-Q
period 2010-09-30
QUANTUM SOLAR POWER CORP.
filed 2010-11-09
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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
As of November 5, 2010, the Issuer had 144,293,692 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Quantum” mean Quantum Solar Power Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	September	June 30,
	30,	2010
	2010

ASSETS

Current
Cash	$501,192	$70,230
Receivables	3,773	4,638
Prepaid Expenses	1,676	11,376

Total Current Assets	506,641	86,244

Equipment (Note 3)	2,502	2,780
Patents (Note 4)	1,554,004	1,573,189

Total Assets	$2,063,147	$1,662,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$58,462	$382,456
Subscriptions received in advance (Note 6)	1,144,000	76,500
Line of credit (Note 5)	-	18,713

Total Liabilities	1,202,462	477,669

Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding Common stock, $0.001 par value 400,000,000 shares authorized and 142,516,692 (2010 – 142,130,000) shares issued and outstanding as of September 30, 2010 (Note 6)	142,517	142,130
Commitment to issue shares (Note 6)	80,000	112,632
Additional paid in capital (Note 6)	3,487,707	2,577,498
Accumulated deficit during the development stage	(2,849,539)	(1,647,716)

Total Stockholders’ Equity	860,685	1,184,544

Total Liabilities and Stockholders’ Equity	$2,063,147	$1,662,213

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)

				For the
	For the	For the	For the	Period From
	3 Months	3 Months	3 Months	April 14, 2004
	Ended	Ended	Ended	(Inception)
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2008	2010

OPERATING EXPENSES
Amortization of equipment	$278	$-	$-	$835
Amortization of patents	19,185	-	-	57,555
General and administrative	183,000	8,045	9,497	480,225
Professional fees	72,436	-	-	422,554
Research and development	402,000	-	-	1,097,738
Stock-based compensation (Note 6)	154,924	-	-	314,633

	(831,823)	(8,045)	(9,497)	(2,373,539)

OTHER ITEM
Impairment of intangible assets	-	-	-	(106,000)

Loss and comprehensive loss for the period	$(831,823)	$(8,045)	$(9,497)	$(2,479,539)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	142,310,736	117,300,000	117,220,822

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)

	Common Stock
					Accumulated
			Additional	Commitment	Deficit	Total
			Paid in	to Issue	During the	Stockholders’
	Shares	Amount	Capital	Shares	Dev. Stage	Equity
Balance, April 14, 2004 (Inception)	-	$-	$-	$-	$-	$-
Common shares issued at par	117,200,000	15	92,485	-	-	92,500
Net loss	-	-	-	-	(9,557)	(9,557)

Balance, June 30, 2004	117,200,000	15	92,485	-	(9,557)	82,943
Net loss	-	-	-	-	(40,111)	(40,111)

Balance, June 30, 2005	117,200,000	15	92,485	-	(49,668)	42,832
Net loss	-	-	-	-	(26,654)	(26,654)

Balance, June 30, 2006	117,200,000	15	92,485	-	(76,322)	16,178
Net loss	-	-	-	-	(15,652)	(15,652)

Balance, June 30, 2007	117,200,000	15	92,485	-	(91,974)	526
Common shares issued at $2.00 per share	100,000	100	199,900	-	-	200,000
Net loss	-	-	-	-	(166,032)	(166,032)

Balance, June 30, 2008	117,300,000	115	292,385	-	(258,006)	34,494
Net loss	-	-	-	-	(28,747)	(28,747)

Balance, June 30, 2009	117,300,000	115	292,385	-	(286,753)	5,747
Private placement	280,000	280	559,720	-	-	560,000
Share issuance costs	-	-	(4,140)	-	-	(4,140)
Stock-based compensation	-	-	159,709	-	-	159,709
Subscriptions received in advance	-	-	-	112,632	-	112,632
Acquisition of patents	71,500,000	71,500	1,540,059	-	-	1,611,559
Shares issued for services	50,000	50	99,950	-	-	100,000
Par value reclassification	-	117,185	(117,185)	-	-	-
Return to treasury	(47,000,000)	(47,000)	47,000	-	-	-
Net loss	-	-	-	-	(1,360,963)	(1,360,963)

Balance, June 30, 2010	142,130,000	142,130	2,577,498	112,632	(1,647,716)	1,184,544

Shares issued for services	112,632	113	112,519	(112,632)	-	-
Private placement	274,060	274	273,786	-	-	274,060
Share issue costs	-	-	(1,020)	-	-	(1,020)
Stock-based compensation	-	-	154,924	-	-	154,924
Commitment to issue shares for services	-	-	-	80,000	-	80,000
Net loss	-	-	-	-	(831,823)	(831,823)
Dividend - warrants	-	-	370,000	-	(370,000)	-
	142,516,692	$142,517	$3,487,707	$80,000	$(2,849,539)	$860,685

See accompanying notes to consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

				For the
				Period
				From
	For the	For the	For the	April 14,
	3 Months	3 Months	3 Months	2004
	Ended	Ended	Ended	(inception) to
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2008	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(831,823)	$(8,045)	$(9,497)	$(2,479,539)
Items not affecting cash:
Amortization of equipment	278	-	-	834
Amortization of intangible assets	19,185	-	-	57,555
Impairment of intangible assets	-	-	-	106,000
Stock-based compensation	154,924	-	-	314,633
Shares for management services	-	-	-	100,000
Shares for consulting and management bonuses	80,000	-	-	192,632

Changes in non-cash working capital items:
Increase in receivables	865	-	-	(3,773)
Increase in prepaid expenses	9,700	-	-	(1,676)
Increase in accounts payable and accrued liabilities	(323,994)	2,500	(1,250)	67,462

Net cash used in operating activities	(890,865)	(5,545)	(10,747)	(1,645,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of capital stock	208,560	-	-	1,061,060
Share issuance costs	(1,020)	-	-	(5,160)
Subscriptions received in advance	1,133,000	-	-	1,209,500
Line of credit	-	-	-	43,713
Repayment on line of credit	(18,713)	-	-	(43,413)

Net cash provided by financing activities	1,321,827	-	-	2,265,400

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	-	-	(3,336)
Purchase of technology rights	-	-	-	(15,000)
Purchase of intangible assets	-	-	-	(100,000)

Net cash used in investing activities	-	-	-	(118,336)

Change in cash during the period	430,962	(5,545)	(10,747)	501,192

Cash, beginning of period	70,230	13,247	41,994	-

Cash, end of period	$501,192	$7,702	$31,247	$501,192

Supplemental disclosure with respect to cash flows (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
SEPTEMBER 30, 2010

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

Going Concern

These consolidated financial statements have been prepared consistent with accounting policies generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. Currently, the Company has no sales and has incurred a net loss of $831,823 for the first quarter ending September 30, 2010 and an accumulated loss of $2,479,539 for the period from April 14, 2004 (inception) to September 30, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from development and commercialization of an NGD™. Management has plans to seek additional capital through private placements and public offerings of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with U.S. GAAP applicable to interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring, nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K, filed September 13, 2010, with the Securities Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Certain comparative figures have been reclassified to conform with the current period’s presentation.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
SEPTEMBER 30, 2010

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

3.	EQUIPMENT

	3 months
	ended			Year ended
	September			June 30,
	30, 2010			2010

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Computer equipment	$3,336	$834	$2,502	$3,336	$556	$2,780

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
SEPTEMBER 30, 2010

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

In December 2009 the Company executed an agreement with CIOI to purchase technology and associated patents related to the development of certain solar technology in an exchange for 71,500,000 common stock of the Company valued at $1,611,559. The patents have an estimated useful life of 21 years since acquisition. The Company has recorded $57,556 in amortization through the quarter ended September 30, 2010.

5.	LINE OF CREDIT

On February 20, 2010, the Company entered into an unsecured, non-interest bearing revolving line of credit with CIOI of up to $250,000 in available financing. The Company had withdrawn $43,713 and repaid the balance in full. As at September 30, 2010 the line of credit has a zero balance.

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

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
SEPTEMBER 30, 2010

6.	STOCKHOLDERS’ EQUITY (cont’d…)

In April 2010 the Company completed a private placement to issue 280,000 shares at a share price of $2.00 per share. The net proceeds received were $560,000.

During the period ended September 30, 2010, 274,060 shares were issued through a private placement at a stock price of $1.00 per share; net proceeds were $274,000 of which $65,500 was received during the year ended June 30, 2010. On September 27, 2010, the Board granted 370,000 warrants to those shareholders who had purchased shares at $2.00 per share to allow them to purchase a matching number of shares at $0.01 in order to make them whole as a result of the change in the share sale price. As of September 30, 2010, none of the warrants had been exercised.

Commitment to issue shares

According to terms of a contract entered into during the year ended June 30, 2010, the Company agreed to issue 50,000 shares per quarter to management and 10,000 shares per month to a consultant. Accordingly, the Company has a commitment to issue 80,000 common shares at a value of $80,000.

Stock options

The Company does not have a formal stock option plan in place. Stock option grants are determined on as individual basis.

Stock options are summarized as follows:

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
SEPTEMBER 30, 2010

6.	STOCKHOLDERS’ EQUITY (cont’d…)

Stock options (cont’d…)

		Stock
		Options
		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance outstanding, April 14, 2004 (Inception) to June 30, 2009	-	$-
Granted	500,000	0.50
Balance outstanding, June 30, 2010	500,000	0.50
Granted	100,000	0.50
Balance outstanding, September 30, 2010	600,000	$0.50
Exercisable, September 30, 2010	225,000	$0.50

The following table summarizes information about the stock options outstanding at September 30, 2010:

	Number	Exercise
	of Shares	Price	Expiry Date

Options	500,000	$0.50	January 1, 2013
	50,000	$0.50	July 9, 2011
	50,000	$0.50	July 15, 2011

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

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
SEPTEMBER 30, 2010

6.	STOCKHOLDERS’ EQUITY (cont’d…)

Stock-based compensation (cont’d…)

During the period ended September 30, 2010, 100,000 options with a weighted average fair value of $0.75 were granted to two former board members, exercisable at any time after the date of the agreement. Total stock-based compensation paid in the period ended September 30, 2010 was $154,924 (2009 -$Nil). This amount represents the value of vested options.

The fair value of stock options has been estimated with the following assumptions:

Period ended September 30	2010	2009	2008

Dividend yield	0.00%	-	-
Expected volatility	229%	-	-
Risk free interest rate	1.93%	-	-
Expected life of options	1.83 years	-	-

Common share purchase warrants outstanding

During the period ended September 30, 2010, the Company granted 370,000 common share purchase warrants for an exercise price of $0.01 expiring October 25, 2010. The warrant issuance is treated as a dividend and has a fair value of $370,000. Subsequent to period end, the warrants were exercised.

7.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the Period
	For the 3	For the 3	For the 3	From April 14,
	Months	Months	Months	2004
	Ended	Ended	Ended	(inception) to
	September	September	September	September 30,
	30, 2010	30, 2009	30, 2008	2010

Cash paid for interest	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-

There were no significant non-cash transactions for the quarter ended September 30, 2010 and 2009.

8.	RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2010, the Company accrued $402,000 (2010 - $683,238; 2009 - $Nil) in research and development costs with CIOI, a significant shareholder.

8.	RELATED PARTY TRANSACTIONS (cont’d…)

Included in accounts payable as at September 30, 2010 is $38,891 due to CIOI, a significant shareholder.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

9.	SUBSEQUENT EVENTS

Subsequent to September 30, 2010 the Company received gross proceeds of $1,930,000 pursuant to a private placement of up to $5,000,000 common shares at $1.00 per share.

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

OVERVIEW

Quantum Solar Power Corp. is a corporation formed under the laws of the State of Nevada on April 14, 2004 whose principal executive offices are located in Santa Fe, New Mexico, USA. Our principal business is the research, development and marketing of next generation solar power generation devices utilizing our patent pending technology (the “Next Generation Device™ or NGD™ Technology”) for photovoltaic devices that do not use silicon or other, rare semiconductors. Once we have completed development, we expect to derive substantially all revenues from royalty based licensing arrangements.

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Annual Report for the fiscal year ended June 30, 2010 with the SEC, we experienced the following significant corporate developments:

Grant of Warrants

On September 27, 2010, our Board of Directors approved the issuance of 370,000 warrants to shareholders who had purchased shares at a price of $2.00 per share. Each warrant entitled the holder to purchase a common share of the Company at $0.01 per share with an expiry date of October 25, 2010.

This enabled previous investors who exercised the warrants to have an average price per share substantially the same as those purchasing shares under our $1.00 per share foreign private placement.

The Warrants were granted to persons who are not “U.S. Persons” as defined under Regulation S of the Securities Act of 1933.

Foreign Private Placement

Our Board of Directors also approved a private placement offering of up to 5,000,000 shares of our common stock at a price of $1.00 per share (the “Foreign Private Placement”). This offering is only available to persons who are not “U.S. Persons” as defined under Regulation S of the Securities Act.

On October 4, 2010, we issued an aggregate of 1,060,000 shares of common stock pursuant to the provisions of Regulation S of the Securities Act of 1933 (the “Act”) to persons who represented that they were not "U.S. Persons" as defined under Regulation S and that they were not acquiring the shares for the account or benefit of a U.S. Person.

On October 21, 2010, we issued an aggregate of 870,000 shares of common stock pursuant to the provisions of Regulation S of the Securities Act of 1933 (the “Act”) to persons who represented that they were not "U.S. Persons" as defined under Regulation S and that they were not acquiring the shares for the account or benefit of a U.S. Person.

These share issuances represent a portion of the $5,000,000 Foreign Private Placement offering approved by the Company's board of directors on May 28, 2010. There are no assurances that the remainder of the offering will be completed.

Compensatory Shares To Chief Executive Officer

On October 6, 2010, we issued 50,000 shares of our common stock to Daryl J. Ehrmantraut, our President and Chief Executive Officer, as a performance bonus for the fiscal quarter ended September 30, 2010. The shares were issued to Mr. Ehrmantraut pursuant to Section 4(2) of the Act under the terms of the CEO Employment Agreement entered into between us and Mr. Ehrmantraut on January 1, 2010.

Consultant Shares

Also on October 6, 2010, as part consideration for services rendered in accordance with the terms of a business consulting agreement between us and Caisey Harlingten dated April 19, 2010, we issued 30,000 shares of our common stock to Mr. Harlingten. The Shares were issued to Mr. Harlingten pursuant to Regulation S under the Act. Mr. Harlingten represented that he is not a “U.S. Person” as defined under Regulation S and that he is not acquiring the shares for the account or benefit of a U.S. Person.

GENERAL

We were incorporated on April 14, 2004 under the laws of the State of Nevada. Our principal executive offices are located at 3900 Paseo del Sol, Suite A311, Santa Fe, New Mexico, USA.

From 2004 to 2009, we were engaged in the software development business. Our business plan was to develop and commercialize the MediFlow Software Program, a medical tracking software program that will assist healthcare professionals in diagnosing and recommending treatment for patients. We decided to shift our business focus to solar energy in late 2009.

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

Technology Acquisition

We acquired the NGDTM Technology on December 16, 2009 via agreement (the “Technology Acquisition Agreement”) with Canadian Integrated Optics (IOM) Limited, (“CIO”). In consideration of the NGD™ Technology we issued 71,500,000 shares of our common stock to CIO and Desmond Ross, our former director and executive officer, returned 47,000,000 shares to the treasury.

Under the terms of the Technology Acquisition Agreement we are required to pay for ongoing research and development using the facilities of Simon Fraser University (“SFU”) under CIO’s existing research agreement (the “CIO Research Agreement”) dated April 1, 2010. The CIO Research Agreement is for a term of April 1, 2010 to July 30, 2010.

Under the terms of CIO Research Agreement (via the Technology Acquisition Agreement) we paid $195,219 CDN ($189,362 USD) to SFU between January and September 2010.

CIO has entered into an amendment to this agreement extending its term through December 31, 2010. In consideration of the extension they will pay $310,076 CDN ($300,773 USD). As of September 30 CIO has paid $62,015 CDN against the contract.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended September 30, 2010 and changes in our financial condition from June 30, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.

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

There is no assurance that we will be able to obtain sufficient financing to proceed with our plan of operation.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage
	September 30, 2010	September 30, 2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(831,823)	(8,045)	10239.6%
Net Loss	$(831,823)	$(8,045)	10239.6%

For the period from inception on April 14, 2004 to September 30, 2010, we have not earned any operating revenue. We had an accumulated net loss of $2,479,539 since inception. We incurred total operating expenses of $2,373,539 since inception.

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

Administrative Expenses

We have incurred administrative expenses in the amount of $831,823 for the fiscal quarter ended September 30, 2010. Administrative expenses for this period included the following expenses:

	Three Months	Three Months	Percentage
	Ended	Ended	Increase /
	February 28, 2010	February 28, 2009	(Decrease)
Amortization of equipment	$278	$-	100%
Amortization of patents	19,185	-	100%
General and administrative	183,000	8,045	2174.7%
Professional fees	72,436	-	100%
Research and Development	402,000	-	100%
Stock Based Compensation	154,924	-	100%
Total Operating Expenses	$831,823	$8,045	10239.6%

Our administrative expenses for the fiscal quarter ended September 30, 2010 have increased as a result of increased operations in the development of our NGDTM Technology. This has resulted in increased research and development activities and general and administrative expenses. All expenses increased from fiscal 2009 to 2010. Professional fees related to the acquisition of the NGDTM Technology and meeting our ongoing reporting requirements with the Securities and Exchange Commission.

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our development, of our NGD™ solar cell technology. We also anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $2,479,539 for the period from inception to September 30, 2010. Our loss was attributable to the costs of operating expenses which primarily consisted of research and development costs, general and administrative expenses and professional fees paid in connection with acquiring our assets, preparing and filing our Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At September 30, 2010	At June 30, 2010	Increase / Decrease
Current Assets	$506,641	$86,244	487.5%
Current Liabilities	(1,202,462)	(477,669)	151.7%
Working Capital Surplus (Deficit)	$(695,821)	$(391,425)	77.8%

Cash Flows

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
Cash Used in Operating Activities	$(890,865)	$(5,545)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	1,321,827	-
Net Decrease in Cash During Period	$430,962	$(5,545)

As at September 30, 2010, we had cash of $501,192 and a working capital deficit of $695,821.

The change in our working capital at September 30, 2010 from our year ended June 30, 2010 is primarily a result of the increases in subscriptions received in advance. This increase was offset by decreases in accounts payable and accrued liabilities and our revolving line of credit with CIO. The increase in our cash used during the period ended on September 30, 2010 from the comparable periods of the preceding fiscal years are due to subscriptions received under our foreign private placement offering.

Future Financings

As of September 30, 2010, we had cash on hand of $501,192. Since our inception, we have used our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2010, that there is substantial doubt that we will be able to continue as a going concern.

We have no revenues to date from our inception. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. We believe that we have obtained sufficient financing to cover our anticipated expenses over the next twelve months. However, there is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

U.S. and Foreign Private Placement Offerings

On May 28, 2010, our Board of Directors approved two concurrent private placements as follows:

U.S. Private Placement

Our Board of Directors approved a private placement offering of up to 5,000,000 shares of our common stock at a price of $1.00 per share (the “U.S. Private Placement”). This offering will be made to United States persons who are accredited investors as defined in Regulation D of the Securities Act. As of September 30, 2010 we have not issued any securities under this offering.

Foreign Private Placement

Our Board of Directors also approved a concurrent private placement offering of up to 5,000,000 shares of our common stock at a price of $1.00 per share (the “Foreign Private Placement”). This offering is only available to persons who are not “U.S. Persons” as defined under Regulation S of the Securities Act. As of September 30, 2010, we have issued 274,060 shares for proceeds of $274,060.

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

Significant Trends, Uncertainties and Challenges

We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include:

  Our ability to achieve module efficiencies and other performance targets through our partners, and to obtain necessary or desired certifications for our photovoltaic modules based on our technology, in a timely manner;

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

Contractual Obligations

Contractual Obligations	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Research Agreement	$310,076 CDN	$310,076 CDN	-	-	-

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in our Annual Report for the year ended June 30, 2010.

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

Credit Risk

We currently do not hold financial instruments that subject us to credit risk. Our receivables are all in the form of security deposits and travel advances to employees and so expose us to minimal risk.

ITEM 4.      CONTROLS AND PROCEDURES.

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act.

Based on that evaluation as of September 30, 2010, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the fiscal quarter ended September 30, 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our failure to further refine our technology and develop and introduce improved photovoltaic products could render solar modules based on our technology uncompetitive or obsolete and reduce our net sales and market share.

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

We have incurred a net loss of $2,479,539 for the period from inception to September 30, 2010, and have earned no revenues to date. We expect to spend additional capital in order produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $501,192 as at September 30, 2010.

We believe that we have obtained sufficient financing to fund our anticipated expenditures for the next twelve months. However, business activities beyond the next twelve months will require additional funding in the event that our cash on hand is insufficient for any additional work proposed. We currently do not have sufficient arrangements for future financing and we may not be able to obtain financing when required.

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

As of September 30, 2010, we had cash in the amount of $501,192. Under the Foreign Private Placement we have obtained sufficient financing to fund our anticipated business activities over the next 12 months. Our total expenditures over the next twelve months are anticipated to be approximately $2,000,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our June 30, 2010 year end audited financial statements, we are in the development stage of operations, have had losses from operations since inception, and have insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the fiscal year end, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.(3)
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(3)
3.4	Certificate of Amendment to Articles of Incorporation.(3)
3.5	Certificate of Amendment to Articles of Incorporation.(3)
3.6	Bylaws, as amended.(1)
10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.(3)
10.2	CEO Employment Agreement between Quantum and Daryl J. Ehrmantraut dated January 1, 2010.(4)
10.3	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010. (2)
10.4	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010. (2)
10.5	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.(3)
10.6	Consulting Agreement between Quantum and Caisey Harlingten dated April 19, 2010. (4)
10.7	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated July 27, 2010. (4)
10.8	Office Space Lease Agreement between Quantum and Guinness Business Center Ltd. dated June 21, 2010 and Addendum dated August 17, 2010. (4)
10.9	Finder’s Fee Agreement between Quantum and 1536476 Alberta Ltd. dated for reference August 30, 2010. (4)
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.
(3)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 17, 2010.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated:	November 9, 2010	By:	/s/ Daryl J. Ehrmantraut
DARYL J. EHRMANTRAUT
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 9, 2010	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)