Form 10-Q
period 2010-12-31
QUANTUM SOLAR POWER CORP.
filed 2011-02-09
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

(505)-216-5021
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
[   ] Yes     [X]No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 3, 2011, the Issuer had 146,726,192 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Quantum” mean Quantum Solar Power Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	December 31,
	2010	June 30, 2010
ASSETS

Current
Cash	$1,936,853	$70,230
Receivables	-	4,638
Security Deposits	1,677	11,376

Total Current Assets	1,938,530	86,244

Equipment (Note 3)	2,224	2,780
Patents (Note 4)	1,534,818	1,573,189

Total Assets	$3,475,572	$1,662,213

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$239,277	$382,456
Subscriptions received in advance	10,000	76,500
Line of credit (Note 5)	0	18,713

Total Liabilities	$249,277	$477,669

Stockholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares outstanding
Common stock, $0.001 par value 400,000,000 shares authorized and 146,726,192 (2010 - 142,130,000) shares outstanding as of December 31, 2010 (Note 6)	146,726	142,130
Commitment to issue shares (Note 6)
Additional Paid in capital (Note 6)	322,956	112,632
Accumulated deficit during development stage	6,894,127	2,577,498
	(4,137,514)	(1,647,716)
Total Stockholders' Equity
	3,226,295	1,184,544
Total Liabilities and Stockholders' Equity
	$3,475,572	$1,662,213

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

					For the Period
			For the 6		From April 14,
	For the 3	For the 3	Months	For the 6	2004
	Months Ended	Months Ended	Ended	Months Ended	(Inception) to
	December 31,	December 31,	December	December 31,	December 31,
	2010	2009	31, 2010	2009	2010

OPERATING EXPENSES
Amortization of equipment	278		556		1,112
Amortization of patents	19,185		38,371		76,741
General and administrative	168,958	12,283	351,958	15,328	649,183
Professional fees	148,775		221,211		571,329
Research and development	868,924		1,270,924		1,966,662
Stock-based compensation (Note 6)	79,855		234,778		394,487

	(1,285,975)	(12,283)	(2,117,798)	(15,328)	(3,659,514)

OTHER ITEM
Impairment of intangible assets					(106,000)

Loss and comprehensive loss for the period	(1,285,975)	(12,283)	(2,117,798)	(15,328)	(3,765,514)

Basic and diluted loss per common share	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding	145,190,610	141,800,000	143,750,673	141,666,848

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)

	Common Stock
					Accumulated
			Additional	Commitment	Deficit	Total
			Paid in	to Issue	During the	Stockholders'
	Shares	Amount	Capital	Shares	Dev. Stage	Equity
Balance, April 14, 2004 (Inception)	0	0	0	0	0	0
Common shares issued at par	117,200,000	15	92,485	0	0	92,500
Net loss					(9,557)	(9,557)

Balance, June 30, 2004	117,200,000	15	92,485	0	(9,557)	82,943
Net loss					(40,111)	(40,111)

Balance, June 30, 2005	117,200,000	15	92,485	0	(49,668)	42,832
Net loss					(26,654)	(26,654)

Balance, June 30, 2006	117,200,000	15	92,485	0	(76,322)	16,178
Net loss					(15,652)	(15,652)

Balance, June 30, 2007	117,200,000	15	92,485	0	(91,974)	526
Common shares issued at $2.00 per share	100,000	100	199,900			200,000
Net loss					(166,032)	(166,032)

Balance, June 30, 2008	117,300,000	115	292,385	0	(258,006)	34,494
Net loss					(28,747)	(28,747)

Balance, June 30, 2009	117,300,000	115	292,385	0	(286,753)	5,747
Private placement	280,000	280	559,720			560,000
Share issuance costs			(4,140)			(4,140)
Stock-based compensation			159,709			159,709
Commitment to issue shares				112,632		112,632
Acquisition of patents	71,500,000	71,500	1,540,059			1,611,559
Shares issued for services	50,000	50	99,950			100,000
Par value reclassification		117,185	(117,185)			0
Return to treasury	(47,000,000)	(47,000)	47,000			0
Net loss					(1,360,963)	(1,360,963)

Balance, June 30, 2010	142,130,000	142,130	2,577,498	112,632	(1,647,716)	1,184,544
Dividend - warrants			372,000		(372,000)	0
Private placement	4,039,560	4,039	4,035,521			4,039,560
Return to nonqualified investors	(8,000)	(8)	(15,992)			(16,000)
Exercise of warrants	372,000	372	3,348			3,720
Share issuance costs			(505,465)			(505,465)
Stock-based compensation			234,778			234,778
Shares issued for services	192,632	193	192,439	(112,632)		80,000
Commitment to issue shares				322,956		322,956
Net loss					(2,117,798)	(2,117,798)

Balance, December 31, 2010	146,726,192	146,726	6,894,127	322,956	(4,137,514)	3,226,295

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

		For the 6		For the Period
	For the 6	Months	For the 6	April 14, 2004
	Months Ended	Ended	Months Ended	(Inception) to
	December 31,	December	December 31,	December 31,
	2010	31, 2009	2008	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	(2,117,798)	(15,328)	(13,480)	(3,765,514)
Items not affecting cash:
Amortization of equipment	556			1,112
Amortization of intangible assets	38,371			76,741
Impairment of intangible assets				106,000
Stock-based compensation	234,778			394,487
Shares for management services				100,000
Shares for consulting and management bonuses	160,000			272,632

Changes in non-cash working capital items:
Changes in receivables	4,638
Changes in prepaid expenses	9,699			(1,677)
Changes in accounts payable and accrued liabilities	(143,179)	1,607	(6,000)	248,277

Net cash used in operating activities	(1,812,935)	(13,721)	(19,480)	(2,567,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment				(3,336)
Purchase of technology rights				(15,000)
Purchase of intangible assets				(100,000)

Net cash used in investing activities	0	0	0	(118,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit and loans payable		500		43,713
Proceeds from issuance of common stock	3,963,060			4,815,560
Proceeds from exercise of warrants	3,720			3,720
Share issuance costs	(262,509)			(266,649)
Refunds to nonqualified investors	(16,000)			(16,000)
Subscriptions received in advance	10,000			86,500
Cash used to pay line of credit and loans payable	(18,713)			(43,713)

Net cash provided by financing activities	3,679,558	500		4,623,131

Change in cash during the period	1,866,623	(13,221)	(19,480)	1,936,853

Cash and Cash Equivalents, beginning of period	70,230	13,247	41,994	0

Cash and Cash Equivalents, end of period	1,936,853	26	22,514	1,936,853

Supplemental disclosures with respect to cash flows (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
DECEMBER 31, 2010

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

Going Concern

These consolidated financial statements have been prepared consistent with accounting policies generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. Currently, the Company has no sales and has incurred a net loss of $2,117,798 for the six months ending December 31, 2010 and an accumulated loss of $3,765,514 for the period from April 14, 2004 (inception) to December 31, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from development and commercialization of an NGD™. Management has plans to seek additional capital through private placements and public offerings of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with U.S. GAAP applicable to interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring, nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2010, included in the Company's Annual Report on Form 10-K, filed September 13, 2010, with the Securities Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
DECEMBER 31, 2010

2.	SIGNIFICANT ACCOUNTING POLICIES (cont'd... )

Basis of Presentation (cont'd... )

Certain comparative figures have been reclassified to conform with the current period's presentation.

Recent accounting pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In January 2010, the FASB issued ASU 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company's financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation - Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity's equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). The Company is currently evaluating the impact of ASU 2010-09, but does not expect its adoption to have a material impact on the Company's financial reporting and disclosures.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
DECEMBER 31, 2010

3.	EQUIPMENT

	6 months
	ended			Year ended
	December			June 30,
	31, 2010			2010

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Computer equipment	$3,336	$1,112	$2,224	$3,336	$556	$2,780

4.	TECHNOLOGY PURCHASE AGREEMENT

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

In December 2009 the Company executed an agreement with CIOI to purchase technology and associated patents related to the development of certain solar technology in an exchange for 71,500,000 common stock of the Company valued at $1,611,559. The patents have an estimated useful life of 21 years since acquisition. The Company has recorded $76,741 in amortization through the quarter ended December 31, 2010.

5.	LINE OF CREDIT

On February 20, 2010, the Company entered into an unsecured, non-interest bearing revolving line of credit with CIOI of up to $250,000 in available financing. The Company had withdrawn $43,713 and repaid the balance in full. As at December 31, 2010 the line of credit has a zero balance.

6.	STOCKHOLDERS’ EQUITY

On May 7, 2004 the Company issued 8,650,000 of its common shares for cash of $86,500.

On June 30, 2004, the Company issued 6,000,000 of its common shares for cash of $6,000.

On February 25, 2008, the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on an eight to one (8 - 1) basis bringing the total common shares issued and outstanding to 117,200,000 and authorized common shares to 400,000,000.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
DECEMBER 31, 2010

6.	STOCKHOLDERS' EQUITY (cont'd... )

The Company has completed a private placement on April 15, 2008 to issue 100,000 common shares at a price of $2.00 per share. The net proceeds received were $200,000. No commissions were paid and no registration rights have been granted.

On December 16, 2009, the Company entered into an agreement with CIOI as amended, wherein the Company agreed to purchase all of their solar cell technology in consideration of 71,500,000 restricted shares of common stock. As part the transaction, the Company's President returned and cancelled 47,000,000 shares of the Company's common stock.

In April 2010, 50,000 shares valued at $100,000 were issued as compensation for a performance bonus to a director of the Company.

In April 2010 the Company completed a private placement to issue 280,000 shares at a share price of $2.00 per share. The net proceeds received were $560,000.

During the quarter ended September 30, 2010, 274,060 shares were issued through a private placement at a stock price of $1.00 per share; net proceeds were $274,060 of which $76,500 was received during the year ended June 30, 2010. On September 27, 2010, the Board granted 372,000 warrants to those shareholders who had purchased shares at $2.00 per share to allow them to purchase a matching number of shares at $0.01 in order to make them whole as a result of the change in the share sale price.

During the quarter ended December 31, 2010, 3,765,500 shares were issued through two private placements and a total of $262,509 in share issue costs were paid. In addition, 372,000 shares were issued when the warrants described above were exercised. Net proceeds were $3,768,720, all of which were received by December 31. 2010. Also, $16,000 was returned to several investors who previously paid for 8,000 shares and were found not to be qualified.

In October 2010, 30,000 shares were issued for consulting services and 50,000 for a management performance bonus relating to services provided during the previous quarter.

Commitment to issue shares

According to the terms of a contract entered into during the year ended June 30, 2010, the Company agreed to issue 50,000 shares per quarter to management and 10,000 shares per month to a consultant. Accordingly, the Company has a commitment to issue 80,000 common shares at a value of $80,000.

The Company entered into an agreement with various fund raisers to compensate them for their activities on the behalf of the Company by issuing common shares. Accordingly, the Company has recorded a commitment to issue 242,956 shares at a value of $242,956.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
DECEMBER 31, 2010

6.	STOCKHOLDERS’ EQUITY (cont’d…)

Stock options

The Company does not have a formal stock option plan in place. Stock option grants are determined on as individual basis.

Stock options are summarized as follows:

		Stock
		Options
		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance outstanding, April 14, 2004 (inception) to June 30, 2009	-	-

Granted	500,000	$0.50

Balance outstanding, June 30, 2010	500,000	0.50

Granted	100,000	0.50

Balance outstanding, December 31, 2010	600,000	$0.50

Exercisable, December 31, 2010	266,667	$0.50

The following table summarizes information about the stock options outstanding at December 31, 2010:

	Number	Exercise
	of Shares	Price	Expiry Date

Options	500,000	$0.50	January 1, 2013
	50,000	$0.50	July 9, 2011
	50,000	$0.50	July 15, 2011

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
DECEMBER 31, 2010

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

During the period ended December 31, 2010, 100,000 options with a weighted average fair value of $0.75 were granted to two former board members, exercisable at any time after the date of the agreement. Total stock-based compensation paid in the 6 month period ended December 31, 2010 was $234,778 (2009 -$Nil). This amount represents the value of vested options.

The fair value of stock options has been estimated with the following assumptions:

Period ended September 30	2010	2009	2008

Dividend yield	0.00%	-	-
Expected volatility	229%	-	-
Risk free interest rate	1.93%	-	-
Expected life of options	1.83 years	-	-

Common share purchase warrants outstanding

During the 6 month period ended December 31, 2010 the Company granted 372,000 common share purchase warrants for an exercise price of $0.01 expiring October 25, 2010. The warrant issue is treated as a dividend and has a fair value of $372,000. During the period ended December 31, 2010 the warrants were exercised.

7.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the
	6 months	6 months	6 months	period from
	ended	ended	ended	April 14,
	December	December	December	2004
	31, 2010	31, 2009	31, 2008	(inception) to
December
31, 2010

Cash paid for interest	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
DECEMBER 31, 2010

7.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

Significant non-cash transactions for the 6 month period ended December 31, 2010 include the Company:

	a)	Issuing 112,632 common shares at a value of $112,632 from commitment to issue shares to share capital and additional paid in capital; and
	b)	Granting 372,000 warrants for a fair value of $372,000 to various shareholders as a dividend.
	c)	Committing to issue 242,956 common shares at a value of $242,956 as finders’ fees.

8.	RELATED PARTY TRANSACTIONS

During the 6 months ended December 31, 2010 the Company paid or accrued $868,924 in research and development costs with CIOI, a former significant shareholder, of which $212,814 is included in accrued liabilities as at December 31, 2010.

9.	SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Company:

a)

Entered into a consulting agreement with Teatyn Enterprises Inc. Under the terms of this agreement, Teatyn provides investor relations services to the Company. The term of the agreement is 12 months for a total cash fee including a one-time start-up payment of $10,250 CDN (paid in January 2011) , $93,500 CDN paid in monthly instalments, and a one-time pament of $4,250 CDN for the last, partial month of the agreement, for a total of $108,000 CDN. In addition, the Company sold Teatyn 600,000 warrants for an aggregate consideration of $6,000, vesting 25,000 immediately, 50,000 shares per month from February 1 to December 1, 2011, and 25,000 on January 2012, which may be exercised at $1.90 per share.

	b)	Issued 10,000 common shares for proceeds of $10,000 of which were received during the period ended December 31, 2010.

	c)	Extended its Research Agreement, through CIOI, with Simon Fraser University until July 31, 2011 in the amount of CDN $476,482.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Quarterly Report. We intend to discuss in our Quarterly and Annual Reports any events and circumstances that occurred during the period to which such document relates that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

OVERVIEW

We were incorporated on April 14, 2004 under the laws of the State of Nevada. Our principal executive offices are located at 3900 Paseo del Sol, Suite A311, Santa Fe, New Mexico, USA.

We are currently in the business of developing and marketing our NGD™ Technology for the production of solar energy without the need for expensive silicon based absorber components or other rare earth elements. The NGD™ Technology which is covered by three provisional U.S. patents differs from conventional solar technology as it does not require expensive silicon based absorber components or rare earth elements. Our researchers at Simon Fraser University in British Columbia, Canada have developed and built a proof of concept prototype of a next generation device utilizing the NGD™ Technology (see “Technology Acquisition” and “NGDTM Technology” below).

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report for the fiscal quarter ended September 30, 2010 with the SEC, we experienced the following significant corporate developments:

(1)

On January 28, 2011, we entered into an investor relations consulting agreement (the “Agreement”), dated for reference January 15, 2011, with Teatyn Enterprises Inc. (“Teatyn”). Under the terms of the Agreement, Teatyn has agreed to provide us with investor relations services. In consideration of Teatyn’s investor relations services, we agreed to pay to Teatyn:

	(a)	CDN $10,250 on execution of the Agreement (which has been paid); and

	(b)	CDN $97,750 as follows:

(i) CDN $8,500 per month commencing on February 1, 2011 and ending on December 31, 2011; and

(ii)	CDN $4,250 for the period from January 1, 2012 to January 14, 2012.

Under the terms of the Agreement, we also agreed to issue to Teatyn 600,000 warrants (the “Warrants”) for aggregate proceeds of CDN $6,000 (which have been issued). Each warrant will be exercisable to purchase one share of our common stock at a price of USD $1.90 per share. The Warrants vest and become exercisable as follows: 25,000 vested immediately upon issuance; an additional 50,000 will vest on the first day of each month from February 1, 2011 to December 31, 2011; and 25,000 will vest on January 1, 2012. The Warrants were issued pursuant to the provisions of Regulation S of the Securities Act of 1933 (the “Act”) as Teatyn represented that it was not a "U.S. Person" as defined under Regulation S and that it was not acquiring the shares for the account or benefit of a U.S. Person. The term of the Agreement is for a period of one year effective as of January 15, 2011.

(2)

Pursuant to the terms of a takeover bid, under Canadian Securities Laws, Canadian Integrated Optics (IOM) Ltd. (“CIO”), our largest shareholder, has transferred over 99% of its 71,500,000 shares of our common stock to 47 different shareholders. As a result of the transaction, CIO no longer holds a significant amount of our common shares.

(3)

On November 24, 2010, we issued 63,000 shares at a price of $1.00 per share for cash proceeds of $63,000. The issuances were completed pursuant to the provisions of Rule 506 of Regulation D of the Act. Each subscriber represented that they were an accredited investor as defined under Regulation D. This share issuance represents the sole tranche under the $5,000,000 U.S. private placement offering approved by the Company's board of directors on May 28, 2010. Following completion of this tranche, our Board of Directors approved the closing and termination of the U.S. private placement offering.

(4)

On November 24, 2010, we completed our final tranche of our $5,000,000 foreign private placement offering (the “Foreign Private Placement”) by issuing a 1,972,500 shares of common stock pursuant to the provisions of Regulation S of the Act to persons who represented that they were not "U.S. Persons" as defined under Regulation S and that they were not acquiring the shares for the account or benefit of a U.S. Person. Following the completion of the final tranche, we have issued a total of 3,986,560 shares of common stock for gross proceeds of $3,986,560 under the Foreign Private Placement. Following completion of this tranche, our Board of Directors approved the closing and termination of the Foreign Private Placement.

(5)

On November 24, 2010, we issued an aggregate of 372,000 common shares on the exercise of warrants which were issued for no consideration to shareholders who had purchased shares on a private placement basis at a price of $2.00 per share. Each warrant entitled the holder to purchase a common share our common stock at $0.01 per share. This enabled previous investors who exercised the warrants to have an average price per share substantially the same as those purchasing shares under our $1.00 per share Foreign Private Placement. The shares were issued pursuant to the provisions of Regulation S of the Act to persons who represented that they were not "U.S. Persons" as defined under Regulation S and that they were not acquiring the shares for the account or benefit of a U.S. Person.

Proceeds from the above offerings will be used to for the development and marketing of our NGDTM Technology and for general corporate purposes over the next twelve months.

TECHNOLOGY ACQUISITION

We acquired the NGDTM Technology on December 16, 2009 by an agreement (the “Technology Acquisition Agreement”) with Canadian Integrated Optics (IOM) Limited, (“CIO”). In consideration of the NGD™ Technology, we issued 71,500,000 shares of our common stock to CIO (of which CIO transferred over 99% pursuant to the terms of a takeover bid, under Canadian Securities Laws) and Desmond Ross, our former director and executive officer, returned 47,000,000 shares to the treasury. Under the Technology Acquisition Agreement, we also agreed to pay CIO, or such other parties designated by CIO, for ongoing development and research costs under CIO’s existing research agreement (the “CIO Research Agreement) with Simon Fraser University (“SFU”). The initial term of the CIO Research Agreement was until July 30, 2010.

Subsequent to entering into the Technology Acquisition Agreement, CIO entered into an amendment agreement to the CIO Research Agreement, whereby SFU agreed to extend the term until December 31, 2010 and in consideration of which we paid $310,076 CDN. On December 23, 2010, CIO entered into another amendment agreement dated January 1, 2011, whereby SFU agreed to further extend the term until July 31, 2011 and in consideration of which we will pay $476,482 CDN plus expenses, during the term.

As at December 31, 2010 we have paid $1,738,489 CDN under the CIO Research Agreement.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended December 31, 2010 and changes in our financial condition from June 30, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.

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

There is no assurance that we will be able to obtain sufficient financing to proceed with our plan of operation.

RESULTS OF OPERATIONS

Three and Six	Three Months Ended		Percentage	Six Months Ended		Percentage
Months Summary	December 31		Increase /	December 31		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(1,285,975)	(12,283)	10369.5%	(2,117,798)	(15,328)	13716.5%
Net Loss	$(1,285,975)	$(12,283)	10369.5%	$(2,117,798)	$(15,328)	13716.5%

For the period from inception on April 14, 2004 to December 31, 2010, we have not earned any operating revenue. We had an accumulated net loss of $3,765,514 since inception. We incurred total operating expenses of $3,659,514 since inception.

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

Operating Expenses

We have incurred operating expenses in the amount of $1,285,975 for the fiscal quarter ended December 31, 2010. Operating expenses for this period included the following expenses:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Percentage Increase / (Decrease)	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Percentage Increase / (Decrease)
Amortization of equipment	$278	$-	100%	$556	$-	100%
Amortization of patents	19,185	-	100%	38,371	-	100%
General and administrative	168,958	12,283	1275.5%	351,958	15,328	2196.2%
Professional fees	148,775	-	100%	221,211	-	100%
Research and Development	868,924	-	100%	1,270,924	-	100%
Stock Based Compensation	79,855	-	100%	234,778	-	100%
Total Operating Expenses	$1,285,975	$12,283	10369.5%	$2,117,798	$15,328	13716.5%

Our operating expenses for the three and six months ended December 31, 2010 have increased as a result of increased operations in the development of our NGDTM Technology. This has resulted in increased research and development activities and general and administrative expenses. All expenses increased from fiscal 2009 to 2010. Professional fees related to the acquisition of the NGDTM Technology and meeting our ongoing reporting requirements with the SEC.

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our development, of our NGD™ solar cell technology. We also anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $3,765,514 for the period from inception to December 31, 2010. Our loss was attributable to the costs of operating expenses which primarily consisted of research and development costs, general and administrative expenses and professional fees paid in connection with acquiring our assets, preparing and filing our Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At December 31, 2010	At June 30, 2010	Increase / Decrease
Current Assets	$1,938,530	$86,244	2147.7%
Current Liabilities	(249,277)	(477,669)	(47.8)%
Working Capital Surplus (Deficit)	$1,689,253	$(391,425)	(531.6)%

Cash Flows
	Six Months Ended	Six Months Ended
	December 31, 2010	December 31, 2009
Cash Used in Operating Activities	$(1,812,935)	$(13,721)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	3,679,558	500
Net Increase (Decrease) in Cash During Period	$1,866,623	$(13,221)

As at December 31, 2010, we had cash of $1,936,853 and a working capital surplus of $1,689,253.

The change in our working capital at December 31, 2010 from our year ended June 30, 2010 is primarily a result of the increases in proceeds from the sale of common stock and from decreases in accounts payable and accrued liabilities and our revolving line of credit with CIO. The increase in our cash used during the period ended on December 31, 2010 from the comparable periods of the preceding fiscal years are due to subscriptions received under our foreign private placement offering.

Future Financings

As of December 31, 2010, we had cash on hand of $1,936,853. Since our inception, we have used our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2010, that there is substantial doubt that we will be able to continue as a going concern.

U.S. and Foreign Private Placement Offerings

U.S. Private Placement

Our Board of Directors approved a private placement offering of up to 5,000,000 shares of our common stock at a price of $1.00 per share (the “U.S. Private Placement”). This offering was made to United States persons who were accredited investors as defined in Regulation D of the Securities Act.

On November 24, 2010, we issued 63,000 shares at a price of $1.00 per share for cash proceeds of $63,000. This share issuance represents the sole tranche under of the $5,000,000 U.S. Private Placement approved by the Company's board of directors on May 28, 2010. Following completion of this tranche, our Board of Directors approved the closing and termination of the U.S. Private Placement.

Foreign Private Placement

Our Board of Directors also approved a private placement offering of up to 5,000,000 shares of our common stock at a price of $1.00 per share (the “Foreign Private Placement”). This offering was only available to persons who are not “U.S. Persons” as defined under Regulation S of the Securities Act.

On November 24, 2010, we completed our final tranche of our $5,000,000 foreign private placement offering (the “Foreign Private Placement”) We have issued a total of 3,986,560 shares of common stock for gross proceeds of $3,986,560 under the Foreign Private Placement. Following completion of this tranche, our Board of Directors approved the closing and termination of the Foreign Private Placement.

Proceeds from the above offerings will be used to market and develop the Company’s NGDTM Technology over the next twelve months.

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

Contractual Obligations

Contractual Obligations	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
CIO Research Agreement	$476,482 CDN	$476,482 CDN	-	-	-
Investor Relations Agreement	$97,750 CDN	$93,500 CDN	$4,250 CDN	-	-

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

ITEM 4.               CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter months ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred a net loss of $3,765,514 for the period from inception to December 31, 2010, and have earned no revenues to date. We expect to spend additional capital in order produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $1,936,853 as at December 31, 2010.

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
4.	Engaged consultants for professional services; and
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

We have a limited operating history upon which to base an evaluation of our business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as renewable energy. These risks include the initial completion of a developed product, the demand for the company’s product, the company’s ability to adapt to rapid technological change, the level of product and price competition, the company’s success in setting up and expanding distribution channels and whether the company can develop and market new products and control costs.

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

As of December 31, 2010, we had cash in the amount of $1,936,853. Under the Foreign Private Placement we have obtained sufficient financing to fund our anticipated business activities over the next 12 months. Our total expenditures over the next twelve months are anticipated to be approximately $2,000,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to the closing of our Foreign Private Placement, we issued an aggregate of 35,000 shares of our common stock at a price of $1.00 per share to subscribers who had submitted subscription agreements prior to the closing but were not issued shares. The shares were issued pursuant to the provisions of Regulation S of the Act to persons who represented that they were not "U.S. Persons" as defined under Regulation S and that they were not acquiring the shares for the account or benefit of a U.S. Person.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.(3)

3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(3)

3.4	Certificate of Amendment to Articles of Incorporation.(3)

3.5	Certificate of Amendment to Articles of Incorporation.(3)

3.6	Bylaws, as amended.(1)

10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.(3)

10.2	CEO Employment Agreement between Quantum and Daryl J. Ehrmantraut dated January 1, 2010.(4)

10.3	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010. (2)

10.4	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010. (2)

10.5	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.(3)

10.6	Consulting Agreement between Quantum and Caisey Harlingten dated April 19, 2010. (4)

10.7	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated July 27, 2010. (4)

10.8	Office Space Lease Agreement between Quantum and Guinness Business Center Ltd. dated June 21, 2010 and Addendum dated August 17, 2010. (4)

10.9	Finder’s Fee Agreement between Quantum and 1536476 Alberta Ltd. dated for reference August 30, 2010. (4)

10.10	Investor Relations Consulting Agreement between Quantum and Teatyn Enterprises Inc. dated for reference January 15, 2011.(5)

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.
(3)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 17, 2010.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 3, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated:	February 9, 2011	By:	/s/ Daryl J. Ehrmantraut
DARYL J. EHRMANTRAUT
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	February 9, 2011	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)