Form 10-Q/A
period 2010-09-30
QUANTUM SOLAR POWER CORP.
filed 2011-03-01
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

1

EXPLANATORY NOTE

Quantum Solar Power Corp. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2010 (the “Original Form 10-Q”), in response to the SEC’s comment letter dated February 16, 2011.

This Amendment No. 1 amends the disclosure under Item 4 of Part I of the Original Form 10-Q.

Item 6 of Part II of this Amendment No. 1 has been amended to contain the currently dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, Amendment No. 1 does not modify, amend or update the disclosure made in the Original Form 10-Q The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-Q when made included any untrue statements of material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I - FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended June 30, 2010 (the “2010 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

QUANTUM SOLAR POWER CORP.

Dated:	February 28, 2011	By:	/s/ Daryl J. Ehrmantraut
DARYL J. EHRMANTRAUT
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	February 28, 2011	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)