Form 10-Q
period 2011-03-31
QUANTUM SOLAR POWER CORP.
filed 2011-05-10
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52686

QUANTUM SOLAR POWER CORP.
(Exact name of registrant as specified in its charter)

NEVADA	27-1616811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300-1055 West Hastings Street
Vancouver, British Columbia, Canada	V6E 2E9
(Address of principal executive offices)	(Zip Code)

(604)-681-7311
(Registrant's telephone number, including area code)

3900 Paseo del Sol, Suite A311
Sante Fe, New Mexico, USA 87507
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
As of May 9, 2011, the Issuer had 146,927,692 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Quantum” mean Quantum Solar Power Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	March 31,
	2011	June 30, 2010
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$1,148,052	$70,230
Receivables	34,626	4,638
Security Deposits	1,677	11,376

Total Current Assets	1,184,355	86,244

Equipment (Note 3)	1,946	2,780
Patents (Note 4)	1,515,633	1,573,189

Total Assets	$2,701,934	$1,662,213

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$260,036	$382,456
Subscriptions received in advance	0	76,500
Line of credit (Note 5)	0	18,713

Total Liabilities	$260,036	$477,669

Stockholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares outstanding
Common stock, $0.001 par value 400,000,000 shares authorized and 146,927,692 (2010 - 142,130,000) shares outstanding as of March 31, 2011 (Note 6)	146,927	142,130
Commitment to issue shares (Note 6)	30,000	112,632
Additional paid in capital (Note 6)	8,135,490	2,577,498
Accumulated deficit during development stage	(5,870,519)	(1,647,716)

Total Stockholders' Equity
	2,441,898	1,184,544
Total Liabilities and Stockholders' Equity
	$2,701,934	$1,662,213

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

					For the Period
					From April 14,
	For the 3	For the 3	For the 9	For the 9	2004
	Months Ended	Months Ended	Months	Months Ended	(Inception) to
	March 31,	March 31,	Ended March	March 31,	March 31,
	2011	2010	31, 2011	2010	2011

OPERATING EXPENSES
Amortization of equipment	$278	$-	$834	$-	$1,390
Amortization of patents	19,185		57,556		95,926
General and administrative	50,073	150,292	402,030	150,891	699,256
Professional fees	125,230	79,288	346,442	98,300	696,559
Research and development	614,390	282,445	1,885,314	282,445	2,581,052
Stock-based compensation (Note 6)	923,849		1,158,627		1,318,336

	(1,733,005)	(512,025)	(3,850,803)	(531,636)	(5,392,519)

OTHER ITEM
Impairment of intangible assets					(106,000)

Loss and comprehensive loss for the period	$(1,733,005)	$(512,025)	$(3,850,803)	$(531,636)	$(5,498,519)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	146,758,720	141,886,459	144,738,718	141,886,459

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

				For the Period
	For the 9	For the 9	For the 9	April 14, 2004
	Months Ended	Months	Months Ended	(Inception) to
	March 31,	Ended March	March 31,	March 31,
	2011	31, 2010	2009	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(3,850,803)	$(531,636)	$(20,149)	$(5,498,519)
Items not affecting cash:
Amortization of equipment	834			1,390
Amortization of intangible assets	57,556			95,926
Impairment of intangible assets				106,000
Stock-based compensation	1,158,627			1,318,336
Shares for management services				100,000
Shares for consulting and management bonuses	140,000	170,641		252,632
Warrants for consultants	773			773
Changes in non-cash working capital items:
Changes in receivables	(29,988)			(34,626)
Changes in prepaid expenses	9,699			(1,677)
Changes in accounts payable and accrued liabilities	(122,420)	311,286	(3,500)	269,036

Net cash used in operating activities	(2,635,722)	(49,709)	(23,649)	(3,390,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment				(3,336)
Purchase of technology rights				(15,000)
Purchase of intangible assets				(100,000)

Net cash used in investing activities	0	0	0	(118,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit and loans payable		43,713		43,713
Proceeds from issuance of common stock	3,973,060			4,825,560
Proceeds from exercise of warrants	3,720			3,720
Share issuance costs	(228,524)			(232,663)
Subscriptions received in advance				76,500
Refunds to nonqualified investors	(16,000)			(16,000)
Cash used to pay line of credit and loans payable	(18,713)			(43,713)

Net cash provided by financing activities	3,713,543	43,713		4,657,117

Change in cash during the period	1,077,821	(5,996)	(23,649)	1,148,052

Cash, beginning of period	70,230	13,247	41,994

Cash, end of period	$1,148,051	$7,251	$18,345	$1,148,052

Supplemental disclosures with respect to cash flows (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)

	Common Stock

				Commitment	Accumulated	Total
			Additional	to Issue	Deficit During	Stockholders'
	Shares	Amount	Paid in Capital	Shares	the Dev. Stage	Equity
Balance, April 14, 2004 (Inception)	0	$-	$-	$-	$-	$-
Common shares issued at par	117,200,000	15	92,485	0	0	92,500
Net loss					(9,557)	(9,557)

Balance, June 30, 2004	117,200,000	15	92,485	0	(9,557)	82,943
Net loss					(40,111)	(40,111)

Balance, June 30, 2005	117,200,000	15	92,485	0	(49,668)	42,832
Net loss					(26,654)	(26,654)

Balance, June 30, 2006	117,200,000	15	92,485	0	(76,322)	16,178
Net loss					(15,652)	(15,652)

Balance, June 30, 2007	117,200,000	15	92,485	0	(91,974)	526
Common shares issued at $2.00 per share	100,000	100	199,900			200,000
Net loss					(166,032)	(166,032)

Balance, June 30, 2008	117,300,000	115	292,385	0	(258,006)	34,494
Net loss					(28,747)	(28,747)

Balance, June 30, 2009	117,300,000	115	292,385	0	(286,753)	5,747
Private placement	280,000	280	559,720			560,000
Share issuance costs			(4,140)			(4,140)
Stock-based compensation			159,709			159,709
Commitment to issue shares				112,632		112,632
Acquisition of patents	71,500,000	71,500	1,540,059			1,611,559
Shares issued for services	50,000	50	99,950			100,000
Par value reclassification		117,185	(117,185)			0
Return to treasury	(47,000,000)	(47,000)	47,000			0
Net loss					(1,360,963)	(1,360,963)

Balance, June 30, 2010	142,130,000	142,130	2,577,498	112,632	(1,647,716)	1,184,544
Dividend - warrants			372,000		(372,000)	0
Private placement	4,049,560	4,049	4,045,511			4,049,560
Return to nonqualified investors	(8,000)	(8)	(15,992)			(16,000)
Exercise of warrants	372,000	372	3,348			3,720
Share issuance costs	161,500	161	(228,684)			(228,523)
Stock-based compensation			1,158,627			1,158,627
Shares issued for services	222,632	223	222,409	(112,632)		110,000
Warrants for services			773			773
Commitment to issue shares				30,000		30,000
Net loss					(3,850,803)	(3,850,803)

Balance, March 31, 2011	146,927,692	$146,927	$8,135,490	$30,000	$(5,870,519)	$2,441,898

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2011

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

Going Concern

These consolidated financial statements have been prepared consistent with accounting policies generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. Currently, the Company has no sales and has incurred a net loss of $3,850,803 for the nine months ending March 31, 2011 and an accumulated loss of $5,498,519 for the period from April 14, 2004 (inception) to March 31, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from development and commercialization of an NGD™. Management has plans to seek additional capital through private placements and public offerings of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company in conformity with U.S. GAAP applicable to interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K, filed September 13, 2010, with the Securities Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Basis of Presentation (cont’d…)

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

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). The Company is currently evaluating the impact of ASU 2010-13, but does not expect its adoption to have a material impact on the Company’s financial reporting and disclosures.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2011

3.	EQUIPMENT

		9 months
		ended			Year ended
		March 31,			June 30,
		2011			2010

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Computer equipment	$3,336	$1,390	$1,946	$3,336	$556	$2,780

4.	TECHNOLOGY PURCHASE AGREEMENT

On April 15, 2008, the Company entered into a License agreement ( “The Agreement”) with Canadian Integrated Optics International Ltd. of Douglas, Isle of Man (“CIOI”), to manufacture and market CIOI’s patent pending solar technology based on a new approach for the generation of solar power. On May 7, 2008 the Agreement was subsequently amended and executed by CIOI and on May 16, 2008 the agreement was executed by the Company and is subject to certain terms and conditions. The purchase price paid in cash for the License was $100,000. These costs were later written-off and charged to operations in fiscal 2008.

In December 2009 the Company executed an agreement with CIOI to purchase technology and associated patents related to the development of certain solar technology in an exchange for 71,500,000 common stock of the Company valued at $1,611,559. The patents have an estimated useful life of 21 years since acquisition. The Company has recorded $95,926 in amortization through the quarter ended March 31, 2011.

5.	LINE OF CREDIT

On February 20, 2010, the Company entered into an unsecured, non-interest bearing revolving line of credit with CIOI of up to $250,000 in available financing. The Company had withdrawn $43,713 and repaid the balance in full. As at March 31, 2011 the line of credit has a zero balance.

6.	STOCKHOLDERS’ EQUITY

On May 7, 2004 the Company issued 8,650,000 of its pre-forward split common shares for cash of $86,500.

On June 30, 2004, the Company issued 6,000,000 of its pre-forward splt common shares for cash of $6,000.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2011

6.	STOCKHOLDERS’ EQUITY (cont’d…)

On February 25, 2008, the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on an eight to one (8 – 1) basis bringing the total common shares issued and outstanding to 117,200,000 and authorized common shares to 400,000,000.

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

During the quarter ended September 30, 2010, 274,060 shares were issued through a private placement at a stock price of $1.00 per share; net proceeds were $274,060 of which $76,500 was received during the year ended June 30, 2010. On September 27, 2010, the Board granted 372,000 warrants to those shareholders who had purchased shares at $2.00 per share to allow them to purchase a matching number of shares at $0.01 in order to make them whole as a result of the change in the share sale price. On August 19, 2010, 62,632 shares were issued for consulting services performed during the period from December 24, 2009 through June 30, 2010; and 50,000 for a management performance bonus relating to services performed during the previous quarter.

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

In October 2010, 30,000 shares valued at $30,000 were issued for consulting services and 50,000 shares valued at $50,000 for a management performance bonus relating to services provided during the previous quarter.

During the quarter ended March 31, 2011, 10,000 shares were issued through a private placement at $1 per share for proceeds of $10,000. An additional 161,500 shares valued at $161,500 were issued as finders’ fees.

On March 31, 2011, 30,000 shares valued at $30,000 were issued for consulting services.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2011

6.	STOCKHOLDERS’ EQUITY (cont’d…)

Commitment to issue shares

According to the terms of a contract entered into during the year ended June 30, 2010, the Company agreed to issue 10,000 shares per month to a consultant. Accordingly, the Company has a commitment to issue 30,000 common shares at a value of $30,000.

Stock options and warrants

On February 15, 2011 the Company implemented a formal stock option plan.

Stock options and warrants are summarized as follows:

			Stock
	Warrants		Options

		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Balance outstanding, April 14, 2004 (inception) to June 30, 2009	-	$-	-	$-

Granted	-	-
			500,000	$0.50

Balance outstanding, June 30, 2010	-	-	500,000	0.50

Granted	372,000	0.01
Granted	50,000	1.90
Exercised	(372,000)	(0.01)
Granted			100,000	0.50
Granted			250,000	1.60
Granted			900,000	1.60

Balance outstanding, March 31, 2011	50,000	$1.90	1,750,000	$1.22

Exercisable, March 31, 2011	50,000	$1.90	1,229,166	$1.32

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2011

6.	STOCKHOLDERS’ EQUITY (cont’d…)

Stock options and warrants (cont’d…)

The following table summarizes information about the stock options outstanding at March 31, 2011:

	Number	Exercise
	of Shares	Price	Expiry Date

Options	500,000	$0.50	January 1, 2013
	50,000	$0.50	July 9, 2011
	50,000	$0.50	July 15, 2011
	250,000	$1.60	February 28, 2012
	900,000	$1.60	March 6, 2016

Warrants	50,000	$1.90	January 14, 2012

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

During the quarter ended March 31, 2011, 250,000 options, vesting in monthly instalments, were granted to a consultant, and 900,000 options, vesting immediately, were granted to another consultant. Total stock-based compensation for the 9 month period ended March 31, 2011 was $1,158,627 (2009 -$Nil). This amount represents the value of vested options.

The fair value of stock options has been estimated with the following assumptions:

	Quarter ended March 31, 2011	Year ended June 30, 2010	Year ended June 30, 2009	Year ended June 30, 2008

Dividend yield	0.00%	0.00%	-	-
Expected volatility	196.43%	229%	-	-
Risk free interest rate	2.48%	1.93%	-	-
Expected life of options	3.34 years	1.83 years	-	-

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2011

7.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	9 months ended March 31, 2011	9 months ended March 31, 2010	9 months ended March 31, 2009	For the period from April 14, 2004 (inception) to March 31, 2011

Cash paid for interest	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-

Significant non-cash transactions for the 9 month period ended March 31, 2011 include the Company:

a)	Issuing 112,632 common shares at a value of $112,632 from commitment to issue shares to share capital and additional paid in capital;

b)	Granting 372,000 warrants for a fair value of $372,000 to various shareholders as a dividend; and

c)	Issuing 161,500 common shares at a value of $161,500 as finders’ fees.

8.	RELATED PARTY TRANSACTIONS

During the 9 months ended March 31, 2011 the Company paid or accrued $1,885,314 in research and development costs with CIOI, a former significant shareholder, of which $224,471 is included in accrued liabilities as at March 31, 2011.

9.	SUBSEQUENT EVENTS

On May 2, 2011, the Company entered into a task order agreement (the “Agreement”), with SgurrEnergy, Ltd. (“Sgurr”). Under the terms of the Agreement, Sgurr has agreed to provide the Company with business advisory services, including but not limited to networking services to find directors, officers and potential manufacturing entities to engage the Company. In consideration of Sgurr’s business advisory services, the Company will pay hourly rates ranging from CDN $84.56 to CDN $214.50. The Company has agreed to provide a down-payment of CDN $20,000 on execution of the Agreement and provide advance deposits of CDN $20,000 each month for the first six months. The Company has agreed to reimburse Sgurr for applicable expenses plus 7.5% . The Company may cancel the Agreement and cease advance deposits at any time by providing notice and paying for any work completed up to the date of the cancellation notice.

QUANTUM SOLAR POWER CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
MARCH 31, 2011

9.	SUBSEQUENT EVENTS (cont’d…)

On May 5, 2011 the Board of Directors ratified, confirmed and approved the entry into an investor relations consulting agreement (the “Investor Relations Consulting Agreement”) with John Thornton dated for reference March 1, 2011. Mr. Thornton has agreed to provide the Company with investor relations consulting services and in consideration of which, the Company has agreed to pay Mr. Thornton CDN $3,500 plus HST per month. In addition, the Company has agreed to grant 250,000 options exercisable at a price of US $1.60 per share subject to vesting up to and including the earlier of 30 days after the effective date of termination of the Investor Relations Consulting Agreement or February 28, 2012 (the “Options”). The term of the Investor Relations Consulting Agreement is for a period of one year. The right to exercise the Options will vest as to 20,833 at the beginning of each calendar month with the exception that 20,837 will vest on the beginning of the last month of the Investor Relations Consulting Agreement.

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

OVERVIEW

We were incorporated on April 14, 2004 under the laws of the State of Nevada. Our principal executive offices are located at 300-1055 West Hastings Street, Vancouver BC Canada V6E 2E9.

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report for the fiscal quarter ended December 31, 2010 with the SEC, we experienced the following significant corporate developments:

(1)

On February 25, 2011, we entered into a waiver agreement (“the Waiver Agreement”) with Teatyn Enterprises Inc. (“Teatyn”), whereby Teatyn and the Company mutually agreed to terminate the investor relations consulting agreement dated for reference January 15, 2011 (the “Investor Relations Consulting Agreement”) and waive any and all claims arising under the Investor Relations Consulting Agreement. In consideration of the Waiver Agreement, we agreed to issue to Teatyn 50,000 warrants to purchase our common stock at an exercise price of USD $1.90 per share until January 14, 2012. The warrants were issued pursuant to the provisions of Regulation S of the Act as Teatyn represented that it was not a "U.S. Person" as defined under Regulation S and not acquiring the shares for the account or benefit of a U.S. Person.

(2)

On February 28, 2011, our Board of Directors adopted our 2011 Stock Incentive Plan (the "2011 Plan"). The purpose of the 2011 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants (“Participants”) to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2011 Plan allows us to grant options to its officers, directors and employees. In addition, we may grant options to individuals who act as consultants to us, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for the our securities.

A total of 14,650,000 shares of our common stock are available for issuance under the Plan.

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the Plan must be approved by our stockholders within 12 months of its adoption. The Plan has not been approved by our stockholders. Non-qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

(3)

On May 2, 2011, we entered into a task order agreement (the “Agreement”), with SgurrEnergy, Ltd. (“Sgurr”). Under the terms of the Agreement, Sgurr has agreed to provide us with business advisory services, including but not limited to networking services to find directors, officers and potential manufacturing entities to engage us. In consideration of Sgurr’s business advisory services, we will pay hourly rates ranging from CDN $84.56 to CDN $214.50. We have agreed to provide a down- payment of CDN $20,000 on execution of the Agreement and provide advance deposits of CDN $20,000 each month for the first six months. We have agreed to reimburse Sgurr for applicable expenses plus 7.5%. We may cancel the Agreement and cease advance deposits at any time by providing notice and paying for any work completed up to the date of the cancellation notice.

(4)

On May 5, 2011 our Board of Directors ratified, confirmed and approved the entry into an investor relations consulting agreement (the “Investor Relations Consulting Agreement”) with John Thornton dated for reference March 1, 2011. Mr. Thornton has agreed to provide us with investor relations consulting services and in consideration of which, we have agreed to pay Mr. Thornton CDN $3,500 plus HST per month. In addition, we have agreed to grant 250,000 options exercisable at a price of US $1.60 per share subject to vesting, up to an including the earlier of 30 days after the effective date of termination of the Investor Relations Consulting Agreement or February 28, 2012 (the “Options”). The term of the Investor Relations Consulting Agreement is for a period of one year. The right to exercise the Options will vest as to 20,833 at the beginning of each calendar month with the exception that 20,837 will vest on the beginning of the last month of the Investor Relations Consulting Agreement.

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

During the nine months ended March 31, 2011 we paid $1,885,314 USD under the CIO Research Agreement.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended March 31, 2011 and changes in our financial condition from June 30, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.

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

There is no assurance that we will be able to obtain sufficient financing to proceed with our plan of operation.

RESULTS OF OPERATIONS

Three and Nine		Three Months Ended			Percentage	Nine Months Ended		Percentage
Months Summary		March 31			Increase /	March 31		Increase /
		2011		2010	(Decrease)	2011	2010	(Decrease)
Revenue	$	- $		-	n/a	$-	$-	n/a
Operating Expenses		(1,733,005)		(512,025)	238.4%	(3,850,803)	(531,636)	624.3%
Net Loss		$(1,733,005	) $	(512,025)	238.4%	$(3,850,803)	$(531,636)	624.3%

For the period from inception on April 14, 2004 to March 31, 2011, we have not earned any operating revenue. We had an accumulated net loss of $5,498,519 since inception. We incurred total operating expenses of $5,392,519 since inception.

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

Operating Expenses

We have incurred operating expenses in the amount of $882,887 for the fiscal quarter ended March 31, 2011. Operating expenses for this period included the following expenses:

		Three Months		Nine Months	Nine Months
	Three Months	Ended	Percentage	Ended	Ended	Percentage
	Ended	March 31,	Increase /	March 31,	March 31,	Increase /
	March 31, 2011	2010	(Decrease)	2011	2010	(Decrease)
Amortization of equipment	$278	$-	100%	$834	$-	100%
Amortization of patents	19,185	-	100%	57,556	-	100%
General and administrative	50,073	150,292	(66.7)%	402,031	150,891	166.4%

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percentage Increase / (Decrease)	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	Percentage Increase / (Decrease)
Professional fees	125,230	79,288	57.9%	346,442	98,300	252.4%
Research and Development	614,390	282,445	117.5%	1,885,314	282,445	567.5%
Stock Based Compensation	923,849	-	100%	1,158,627	-	100%
Total Operating Expenses	$1,733,005	$512,025	238.5%	$3,850,803	$531,636	624.3%

Our operating expenses for the three and nine months ended March 31, 2011 have increased as a result of increased operations in the development of our NGDTM Technology. This has resulted in increased research and development activities and general and administrative expenses. All expenses increased from fiscal 2010 to 2011. Professional fees related to meeting our ongoing reporting requirements with the SEC.

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our development, of our NGD™ solar cell technology. We also anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $5,498,519 for the period from inception to March 31, 2011. Our loss was attributable to the costs of operating expenses which primarily consisted of research and development costs, general and administrative expenses and professional fees paid in connection with preparing and filing our Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2011	At June 30, 2010	Increase / Decrease
Current Assets	$1,184,355	$86,244	1273.3%
Current Liabilities	(260,036)	(477,669)	(45.6)%
Working Capital Surplus (Deficit)	$924,319	$(391,425)	(336.1)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2010
Cash Used in Operating Activities	$(2,635,722)	$(49,709)
Cash Provided by Investing Activities	-	-
Cash Provided by Financing Activities	3,713,544	43,713
Net Increase (Decrease) in Cash During Period	$1,077,822	$(5,996)

As at March 31, 2011, we had cash of $1,148,052 and a working capital surplus of $924,319.

The change in our working capital at March 31, 2011 from our year ended June 30, 2010 is primarily a result of increases in proceeds from the sale of common stock and from decreases in accounts payable and accrued liabilities, and our revolving line of credit with CIO. The increase in our cash used during the period ended on March 31, 2011 from the comparable periods of the preceding fiscal years is due to increases in operating expenditures.

Future Financings

As of March 31, 2011, we had cash on hand of $1,148,052. Since our inception, we have used proceeds from the sales of our common stock to raise money for our operations and for our technology acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2010, that there is substantial doubt that we will be able to continue as a going concern.

We have no revenues to date from our inception. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. We believe that we have obtained sufficient financing to cover our anticipated expenses over the next four months. However, there is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter months ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred a net loss of $5,498,519 for the period from inception to March 31, 2011, and have earned no revenues to date. We expect to spend additional capital in order produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $1,148,052 as at March 31, 2011.

We believe that we have obtained sufficient financing to fund our anticipated expenditures for the next four months. However, business activities beyond the next four months will require additional funding in the event that our cash on hand is insufficient for any additional work proposed. We currently do not have sufficient arrangements for future financing and we may not be able to obtain financing when required.

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

As of March 31, 2011, we had cash in the amount of $1,148,052. Under the Foreign Private Placement we have obtained sufficient financing to fund our anticipated business activities over the next four months. Our total expenditures over the next four months are anticipated to be approximately $1,100,000 the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 8, 2011, we issued an aggregate of 10,000 shares of our common stock at a price of $1.00 per share to individuals who submitted completed subscription agreements before our foreign private placement offering closed, but did not receive their shares. The shares were issued pursuant to the provisions of Regulation S of the Act to persons who represented that they were not "U.S. Persons" as defined under Regulation S and not acquiring the shares for the account or benefit of a U.S. Person.

During the three months ended March 31, 2011, we issued an aggregate of 161,500 shares of our common stock, accepted as compensation by finders who provided personal introductions to the Company for the purposes of completing our foreign private placement offering. The shares were issued pursuant to the provisions of Regulation S of the Act to persons who represented that they were not "U.S. Persons" as defined under Regulation S and not acquiring the shares for the account or benefit of a U.S. Person.

On March 31 2011, as part consideration for services rendered in accordance with the terms of a business consulting agreement between Caisey Harlingten and us dated April 19, 2010, we issued 30,000 shares of our common stock to Mr. Harlingten. The Shares were issued to Mr. Harlingten pursuant to Regulation S under the Act. Mr. Harlingten represented that he is not a “U.S. Person” as defined under Regulation S and not acquiring the shares for the account or benefit of a U.S. Person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

On May 5, 2011 our Board of Directors ratified, confirmed and approved the entry into an investor relations consulting agreement (the “Investor Relations Consulting Agreement”) with John Thornton dated for reference March 1, 2011. Mr. Thornton has agreed to provide us with investor relations consulting services and in consideration of which, we have agreed to pay Mr. Thornton CDN $3,500 plus HST per month. In addition, we have agreed to grant 250,000 options exercisable at a price of US $1.60 per share subject to vesting, up to an including the earlier of 30 days after the effective date of termination of the Investor Relations Consulting Agreement or February 28, 2012 (the “Options”). The term of the Investor Relations Consulting Agreement is for a period of one year. The right to exercise the Options will vest as to 20,833 at the beginning of each calendar month with the exception that 20,837 will vest on the beginning of the last month of the Investor Relations Consulting Agreement.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.(3)
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(3)
3.4	Certificate of Amendment to Articles of Incorporation.(3)
3.5	Certificate of Amendment to Articles of Incorporation.(3)
3.6	Bylaws, as amended.(1)
10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.(3)
10.2	CEO Employment Agreement between Quantum and Daryl J. Ehrmantraut dated January 1, 2010.(4)
10.3	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010. (2)
10.4	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010. (2)
10.5	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.(3)
10.6	Consulting Agreement between Quantum and Caisey Harlingten dated April 19, 2010. (4)
10.7	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated July 27, 2010. (4)
10.8	Office Space Lease Agreement between Quantum and Guinness Business Center Ltd. dated June 21, 2010 and Addendum dated August 17, 2010. (4)
10.9	Finder’s Fee Agreement between Quantum and 1536476 Alberta Ltd. dated for reference August 30, 2010. (4)
10.10	Investor Relations Consulting Agreement between Quantum and Teatyn Enterprises Inc. dated for reference January 15, 2011.(5)
10.11	2011 Stock Incentive Plan.(6)
10.12	Task Order Agreement between Quantum and SgurrEnergy Ltd. dated April 28, 2011.(7)
10.13	Investor Relations Consulting Agreement between Quantum and John Thornton. dated for reference March 1, 2011
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.

(3)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 17, 2010.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 4, 2011.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 3, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated:	May 10, 2011	By:	/s/ Daryl J. Ehrmantraut
DARYL J. EHRMANTRAUT
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 10, 2011	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)