Form 10-K
period 2011-06-30
QUANTUM SOLAR POWER CORP.
filed 2011-09-13
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-52686

QUANTUM SOLAR POWER CORP.
(Exact name of registrant as specified in its charter)

NEVADA	27-1616811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300-1055 W. Hastings Street
Vancouver, British Columbia, CANADA.	V6E 2E9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(604) 681-7311

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value per Share

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
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $168,921,432 on the basis of the average of the price at which the common equity was sold stock on December 31, 2010.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
146,987,692 as at August 23, 2011.

QUANTUM SOLAR POWER CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2011

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

ITEM 1.                  BUSINESS.

OVERVIEW

The following discussion and analysis summarizes our plan of operation for the next twelve months and our results of operations for the year ended June 30, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation.

Quantum Solar Power Corp. formerly QV, Quantum Ventures, Inc. was incorporated under the laws of the State of Nevada on April 14, 2004. From 2004 to 2009 we had been engaged in the software development business. Our business plan was to develop and commercialize the MediFlow Software Program, a medical tracking software program that will assist healthcare professionals in diagnosing and recommending treatment for patients. We decided to shift our business focus to solar energy in late 2009.

Our principal executive office is located in Vancouver, British Columbia, Canada. Our principal business is the research, development and marketing of next generation solar power generation devices utilizing our patent pending technology (the “Next Generation Device™ or NGD™ Technology”) for photovoltaic devices that do not use silicon or other, rare earth elements. Once we have completed development, we expect to derive substantially all revenues from royalty based licensing arrangements.

We are currently in the business of developing and marketing our NGD™ Technology for the production of solar energy utilizing our NGD™ Technology. The NGD™ Technology which is covered by two provisional U.S. patents, differs from conventional solar technology as it does not require expensive silicon based absorber components or rare earth elements. Our researchers at Simon Fraser University in British Columbia, Canada have developed and built a proof of concept prototype of a next generation device utilizing the NGD™ Technology (see “Technology Acquisition” and “NGDTM Technology” below).

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report for the fiscal quarter ended March 31, 2011 with the SEC, we experienced the following significant corporate developments:

Public Relations Agreement

On June 21, 2011, we entered into a public relations agreement (the “Vorticom Agreement”), with Vorticom Inc. (“Vorticom”). Under the terms of the Vorticom Agreement, Vorticom has agreed to provide us with public relations services in the media and with other marking communication activities. The Vorticom Agreement is effective July 5, 2011 and is for a term of 12 months. In consideration of Vorticom’s business advisory services, we will pay $5,625 USD per month and grant 1,875 warrants (the “Warrants”) each month, to purchase shares of our common stock at an exercise price of $1.00 until the earlier of July 5, 2012 or the termination of the Agreement. The Warrants are to be issued quarterly. We have agreed to reimburse Vorticom for applicable out-of-pocket expenses. We may cancel the Agreement at any time by providing 30 days notice.

Advantag Agreement

On July 18, 2011, we entered into a consulting agreement (the “Advantag Agreement”), with Advantag Aktiengesellschaft (“Advantag”), whereby Advantag has agreed to assist us with listing on the Frankfurt Stock Exchange. The Advantag Agreement will be in effect for the duration of the listing process. In consideration of Advantag’s services we will pay a total of 18,000 EUR to Advantag as follows:

(i)	6,000 EUR at the time of execution;

(ii)	6,000 EUR at the time the prospectus is drafted, prior to its filing; and

(iii)	6,000 EUR following successful approval by the Federal Financial Supervisory Authority.

We will also pay hourly rates for any consulting services not directly related to the prospectus.

Appointment of Directors and Chairman

On July 22, 2011, we appointed Steven Pleging as a Director and Chairman of the Board of Directors of the Company. Also on July 22, 2011, we appointed Andras Pattantyus-Abraham, our Chief Technology Officer as a Director of the Company.

Quorum Agreement

On August 5, 2011, we entered into a consulting agreement (the “Quorum Agreement”), with Quorum Capital Corporation (“QCC”). Under the terms of the Quorum Agreement, QCC has agreed to provide consulting services to assist us in our activities in Germany. The Quorum Agreement is effective July 8, 2011 and is for a term of 6 months renewing for an additional 6 months automatically at the end of each term. In consideration of QCC consulting services, we will pay $5,000 CDN on exercise of the agreement and $2,000 CDN per month commencing September 8, 2011. We will also grant 2,000,000 options (the “Options”) to QCC, to purchase shares of our common stock at an exercise price of $1.00 USD until July 7, 2014. 333,335 of the Options are to be issued on execution and the remainder of the Options will be issued in monthly increments of 333,333 commencing August 8, 2011. We have agreed to pay a rate of $125 CDN per hour for any additional hours of work performed and to reimburse QCC for approved expenses. We may cancel the Agreement at any time by providing 30 days notice.

On August 8, 2011, the Company issued 666,668 of the Options to QCC in accordance with the terms of the Agreement pursuant to the provisions of Regulation S of the Securities Act of 1933 (the “Act”). QCC represented that it was not a "U.S. Person" as defined under Regulation S and is not acquiring the shares for the account or benefit of a U.S. Person.

Foreign Private Placement Offering

On August 9, 2011, our Board of Directors approved a private placement offering of up to 3,000,000 shares of our common stock at a price of $1.00 per share (the “Foreign Private Placement”). This offering will be made to persons who are not “U.S. Persons” as defined under Regulation S of the Act.

We intend use the net proceeds from these financings to further develop its NGDTM Technology and for working capital purposes. There is no assurance that the Foreign Private Placement will be completed on the above terms or at all.

Appointment of Director and Vice President of Corporate Development

On August 23, 2011, our Board of Directors appointed Stella Guo as our Vice President of Corporate Development and as a Director effective September 1, 2011.

We entered into an employment agreement (the “Employment Agreement”) with Ms. Guo, dated August 23, 2011, whereby Ms. Guo will act as Vice President of Corporate Development of the Corporation effective September 1, 2011. Under the terms of the Agreement, Ms. Guo will receive a salary of $100,000 US per year and options to purchase 1,000,000 shares of the Corporation’s common stock at a price of $1.00 per share until August 31, 2014, in accordance with the Corporation’s 2011 Stock Incentive Plan (the "2011 Stock Incentive Plan"). The Employment Agreement is for a term of one year, renewable automatically for an additional year at the end of the first and, if renewed, a second year if no notice of termination has been provided.

Executive Services Agreement

On August 31, 2011, we entered into an executive services agreement (the “Executive Services Agreement”) dated for reference August 8, 2011, among Team Solar BV (“TSBV”), Steven Pleging and the Company. Under the Executive Services Agreement, TSBV will provide the services of Mr. Pleging who will act as our Chairman and TSBV will receive 12,000 EUR each month, during the first three months and 15,000 EUR each month for each subsequent month the Executive Services Agreement is in effect.

Mr. Pleging is required to achieve the following targets under the Agreement:

(a)	obtain cash flow to us of EUR 3,000,000 either through equity, industry partnering or licensing by January 8, 2012 (the “First Target”); and

(b)	generate additional cash flow to us of EUR 5,000,000 by April 8, 2013 (the “Second Target”).

TSBV or at its option Mr. Pleging, shall receive a bonus of 250,000 shares of the our common stock if Mr. Pleging achieves the First Target and the Executive Services Agreement has not been otherwise terminated. In the event Mr. Pleging fails to meet the First Target but raises at least EUR 1,000,000 TSBV or at it option Mr. Pleging, will be entitled to receive a proportional amount of the 250,000 shares.

The term is for a period of one year, renewing automatically if notice of termination has not been provided by August 7, 2012. We may terminate the Executive Services Agreement if Mr. Pleging fails to achieve the First Target or the Second Target.

If the Executive Services Agreement is extended at the end of the Term, TSBV or at its option Mr. Pleging, shall receive an additional 250,000 shares of our common stock and Mr. Pleging shall receive options to purchase 1,500,000 shares of our common stock at a price determined by our Board of Directors in accordance with our 2011 Stock Option Plan (the “Options”).

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

Subsequent to entering into the Technology Acquisition Agreement, CIO entered into an amendment agreement to the CIO Research Agreement, whereby SFU agreed to extend the term until December 31, 2010 and in consideration of which we paid $310,076 CDN. On December 23, 2010, CIO entered into another amendment agreement dated January 1, 2011, whereby SFU agreed to further extend the term until July 31, 2011 and in consideration of which we will pay $476,482 CDN plus expenses, during the term. On July 28, 2011, CIO entered into another amendment agreement dated July 2, 2011, whereby SFU agreed to further extend the term until December 31, 2011 and in consideration of which we will pay $599,593 CDN plus expenses, during the term.

During the fiscal year ended June 30, 2011 we paid $2,312,977 USD under the CIO Research Agreement.

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

Renewable energy is the fastest growth segment of the electrical generation market. Solar power may ultimately be the answer to the energy needs of the world. In 2011, however, solar power remains ill-equipped for prime time deployment. This is due to the costs of installing such systems and therefore of the cost of the electrical energy they generate being much higher than the alternatives. There are at least two easily addressed causes for the high cost of solar, one is the costs of the panels themselves and the other is their energy conversion efficiency.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

We are currently conducting research and development on the NGD™ Technology. We expended $2,322,046 on research and development during the fiscal year ended June 30, 2011.

PATENTS AND TRADEMARKS

We own two US provisional patent applications listed below:

Patent:			Filing Date	Present Status
Phase I	2393- 104PRA	United States Provisional Patent Application No. 61/424,252	December 17, 2010	Pending
Phase II	2393- 105PRA	United States Provisional Patent Application No. 61/434,727	January 20, 2011	Pending

We also intend to file for patents in others countries under the Patent Cooperation Treaty.

EMPLOYEES

We have six full time employees, four of our executive officers, Mr. Ehrmantraut, Mr. Pleging, Ms. Guo and Dr. Pattantyus-Abraham and two other full-time employees.

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

Our internet address is http://www.quantumsp.com. We have made available, free of charge, through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We have incurred a net loss of $6,376,254 for the period from inception to June 30, 2011, and have earned no revenues to date. We expect to spend additional capital in order produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $343,289 as at June 30, 2011.

Subsequent to our year end we received subscriptions for 530,000 shares of our common stock under our Foreign Private Placement offering at a price of $1.00 per share.

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

As of June 30, 2011, we had cash in the amount of $343,289. Our total expenditures over the next twelve months are anticipated to be approximately $12,600,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our June 30, 2011 year end audited financial statements, we are in the development stage of operations, have had losses from operations since inception, and have insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the fiscal year end, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

We will depend on recruiting and retaining qualified personnel and the inability to do so would seriously harm our business.

Our success is dependent in part on the services of certain key management personnel, including Steven Pleging, our Chairman, Daryl J. Ehrmantraut, our Chief Executive Officer and President, Dr. Andras Pattantyus-Abraham, our Chief Technology Officer, Graham R. Hughes, our Chief Financial Officer, Secretary and Treasurer, and Stella Guo, our Vice President of Corporate Development. We have an employment agreement with Mr. Ehrmantraut, Mr. Pleging and Ms. Guo. We do not have employment agreements with Mr. Hughes or Dr. Pattantyus-Abraham. We do not have any employment agreements with any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES.

Our principal office is located at Suite #35, located in the Guinness Tower, 3rd Floor at 1055 West Hastings Street, Vancouver, British Columbia, V6E 2E9 Canada. We have a six month lease and pay $2,687.00 CDN per month. The lease is set to expire on February 28, 2012.

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

Quotations for our common stock are currently on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol "QSPW." The following is the high and low close information for our common stock during each fiscal quarter of our last two fiscal years.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2010	0.51	0.51
2nd Quarter 2010	2.20	0.51
3rd Quarter 2010	2.50	2.00
4th Quarter 2010	2.50	2.00
1st Quarter 2011	2.50	1.75
2nd Quarter 2011	2.25	2.24
3rd Quarter 2011	2.80	1.50
4th Quarter 2011	1.51	0.51

The high and low close price information provided above was obtained from the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of August 23, 2011, there were 146,987,692 shares of our common stock issued and outstanding that are held of record by 216 registered stockholders. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Performance Graph

The performance graph above shows the total stockholder return of investment made on June 30, 2011 for our common stock, the NASDAQ composite and the Russell 3000 Technology. All values assume reinvestment of the full amount of all dividends. We have selected the Russell 3000 Technology index for comparison purposes, as we do not believe we can reasonably identify an appropriate peer group index. The comparisons show in the graph below is not indicative of, nor is it intended to forecast, the future performance of our common stock.

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

Recent Sales of Unregistered Securities

On August 10, 2011, we issued 60,000 shares to a consultant. The shares were issued as compensation under the terms of a consulting agreement. The issuance was completed pursuant to the provisions of Regulation S of the Act. The consultant represented that he was not a “U.S. Person” as that term is defined in Regulation S of the Act and was not acquiring the shares for the account or benefit of any U.S. Person.

ITEM 6.                  SELECTED FINANCIAL DATA.

June 30,
	2011	2010	2009	2008	2007
Sales	$Nil	$Nil	$Nil	$Nil	$Nil
Gross Profit	$Nil	$Nil	$Nil	$Nil	$Nil
Net Income	$Nil	$Nil	$Nil	$Nil	$Nil
Net Income Per Share, diluted	$Nil	$Nil	$Nil	$Nil	$Nil

			June 30,
	2011	2010	2009	2008	2007
Revenues	-	-	-	-	-
Operating Expenses	$4,728,538	$1,360,963	$28,747	$166,032	$15,652
Net Loss	$(4,728,538)	$(1,360,963)	$(28,747)	$(166,032)	$(15,652)
Net Loss Per Share, basic and diluted	$(0.03)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

For the period from inception on April 14, 2004 to June 30, 2011, we have not earned any operating revenue. We had an accumulated net loss of $6,376,254 from the period of inception to June 30, 2011. We incurred total expenses of $6,270,254 from inception to June 30, 2011.

			June 30,
	2011	2010	2009	2008	2007
Working Capital	$182,548	$(391,425)	$5,747	$34,494	$526
Total Assets	$1,843,081	$1,662,213	$13,247	$41,994	$8,026
Stockholders’ Equity	$1,680,664	$1,184,544	$5,747	$34,494	$526

As of June 30, 2011, we had cash on hand of $343,289. Since our inception, we have used our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2011, that there is substantial doubt that we will be able to continue as a going concern.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the year ended June 30, 2011 and changes in our financial condition from June 30, 2010.

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

RESULTS OF OPERATION

For the period from inception on April 14, 2004 to June 30, 2011, we have not earned any operating revenue. We had an accumulated net loss of $6,376,254 since inception. We incurred total operating expenses of $6,270,254 since inception.

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

Administrative Expenses

We have incurred administrative expenses in the amount of $6,270,254 for the period from April 14, 2004 (inception) to June 30, 2011. Administrative expenses for this period included the following expenses:

Administrative Expenses		June 30		Inception (April 14,
	2011	2010	2009	2004) to
				June 30, 2011
Amortization of Equipment	$1,112	$556	$-	$1,668
Amortization of Patents	76,741	38,370	-	115,111
General And Administrative	539,105	269,693	28,747	989,551
Professional Fees	543,419	209,397	-	752,816
Research and Development	2,322,046	683,238	-	3,005,284
Stock Based Compensation	1,246,115	159,709	-	1,405,824
Total Administrative Expenses	$4,728,538	$1,360,963	$28,747	$6,270,254

Our administrative expenses for the fiscal year ended 2011 have increased primarily as a result of increased operations in the development of our NGDTM Technology. This has resulted in increased research and development activities and general and administrative expenses. All expenses increased from fiscal 2010 to 2011.

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

Net Loss

We incurred a loss in the amount of $6,376,254 for the period from inception to June 30, 2011. Our loss was attributable to the costs of operating expenses which primarily consisted of research and development costs, general and administrative expenses and professional fees paid in connection with acquiring our assets, preparing and filing our Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At June 30, 2011	At June 30, 2010	Increase /(Decrease)
Current Assets	$344,965	$86,244	300.0%
Current Liabilities	(162,417)	(477,669)	(66.0)%
Working Capital Surplus (Deficit)	$182,548	$(391,425)	(146.6)%

	At June 30, 2010	At June 30, 2009	Percentage
			Increase / Decrease
Current Assets	$86,244	$13,247	551.0%
Current Liabilities	(477,669)	(7,500)	6,268.9%
Working Capital Surplus	$(391,425)	$5,747	(6,910.9)%

Cash Flows
	Year Ended	Year Ended	Year Ended
	June 30, 2011	June 30, 2010	June 30, 2009
Cash Flows used in Operating Activities	$(3,440,271)	$(590,754)	$(28,747)
Cash Flows used in Investing Activities	-	(3,336)	-
Cash Flows provided by Financing Activities	3,713,330	651,073	-
Net Increase (decrease) in Cash During Period	$273,059	$56,983	$(28,747)

As at June 30, 2011, we had cash of $343,289 and a working capital surplus of $182,548.

The change in our working capital at June 30, 2011 from our year ended June 30, 2010 are primarily a result of the decreases in accounts payable and accrued liabilities, subscription received in advance and our revolving line of credit with CIO. The increase in our cash used during the period ended on June 30, 2011, from the comparable periods of the preceding fiscal years are due to the cost of our research and development activities related to our NGDTM Technology and our professional fees related to the preparation of our current, quarterly and annual reports filed on Forms 8-K, 10-Q and 10-K respectively, with the SEC and from the fact that we had no revenue on June 30, 2011.

The decreases in our working capital at June 30, 2010 from our year ended June 30, 2009 are primarily a result a result of the increases in accounts payable and accrued liabilities, subscriptions received in advance and our revolving line of credit with CIO. The increase in our cash used during the period ended on June 30, 2010, from the comparable periods of the preceding fiscal years are due to the cost of our acquisition of the NGDTM Technology and our professional fees related to the acquisition thereto and the preparation of our current, quarterly and annual reports filed on Forms 8-K, 10-Q and 10-K respectively, with the SEC and from the fact that we had no revenue on June 30, 2010.

Future Financings

As of June 30, 2011, we had cash on hand of $343,289. Since our inception, we have used our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2011, that there is substantial doubt that we will be able to continue as a going concern.

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

Foreign Private Placement

Our Board of Directors approved a private placement offering of up to 3,000,000 shares of our common stock at a price of $1.00 per share (the “Foreign Private Placement”). This offering will be made to persons who are not “U.S. Persons” as defined under Regulation S of the Securities Act. We have not issued any securities under this offering as at June 30, 2011.

We intend to use the net proceeds from these financings to further develop its NGDTM Technology and for working capital purposes. There is no assurance that the Foreign Private Placement will be completed on the above terms or at all.

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

Contractual Obligations

Contractual Obligations	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Research Agreement	$599,593	$599,593	-	-	-
			-	-	-

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

Credit Risk

We currently do not hold financial instruments that subject us to credit risk.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

1.	Reports of Independent Registered Public Accounting Firms:

2.	Audited Financial Statements for the year ended June 30, 2011, including:

a.	Balance Sheets as at June 30, 2011 and 2010;

b.	Statements of Operations for the years ended June 30, 2011, 2010 and 2009 and accumulated from inception to June 30, 2011;

c.	Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009 and accumulated from inception to June 30, 2011;

d.	Statement of Stockholders’ Equity for the period from inception to June 30, 2011; and

e.	Notes to the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Quantum Solar Power Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Quantum Solar Power Corp. (the “Company”) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2011 and 2010 and for the period from April 14, 2004 (Inception) to June 30, 2011. Quantum Solar Power Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended June 30, 2011 and 2010 and for the period from April 14, 2004 (Inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of approximately $6,748,254 for the year ended June 30, 2011. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

"Davidson & Company LLP"
Vancouver, Canada	Chartered Accountants

September 12, 2011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Quantum Solar Power Corp.
(A Development Stage Company)

We have audited the internal control over financial reporting of Quantum Solar Power Corp. (the “Company”) as of June 30, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: Management concluded that the Company’s entity-level controls related to the control environment, control activities, and monitoring functions have not been designed adequately. With respect to the control environment, control activities, and monitoring functions, management determined that these material weaknesses were primarily attributable to a lack of formalized policies and procedures, lack of independent directors and audit committee, lack of segregation of duties in the expenditure cycle, lack of controls to monitor financial reporting, lack of formalized accounting approval and review procedures, and a lack of compliance and internal control function. These material weaknesses contributed to the other material weaknesses described below as well as to an environment where there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management also concluded that inadequate segregation of duties and independent review have resulted in ineffective controls in the expenditures, financial closing and reporting and treasury processes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audits of the financial statements as of and for the year ended June 30, 2011 of the Company, and this report does not affect our report on those financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of June 30, 2011 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and our report dated September 12, 2011 expressed an unqualified opinion.

"Davidson & Company LLP"
Vancouver, Canada	Chartered Accountants

September 12, 2011

Report of Independent Registered Public Accounting Firm

To The Stockholders and Board of Directors
of Quantum Solar Power Corp.

     We have audited the accompanying consolidated balance sheet of Quantum Solar Power Corp. (A Development Stage Company) as of June 30, 2009 and the related consolidated statements of operations, changes in consolidated stockholders’ equity and cash flows for the year ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Solar Power Corp. as of June 30, 2009, and the results of its operations and its cash flows for the year ended June 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
October 20, 2009

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

	June 30,	June 30,
	2011	2010

ASSETS

Current
Cash	$343,289	$70,230
Receivables	-	4,638
Security deposits	1,676	11,376

Total Current Assets	344,965	86,244

Equipment (Note 3)	1,668	2,780
Patents (Note 4)	1,496,448	1,573,189

Total Assets	$1,843,081	$1,662,213

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$162,417	$382,456
Subscriptions received in advance	-	76,500
Line of credit (Note 5)	-	18,713

Total Liabilities	162,417	477,669

Stockholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized - no shares issued and outstanding Common stock, $0.001 par value 400,000,000 shares authorized and 146,927,692 (2010 – 142,130,000) shares outstanding as of June 30, 2011 (Note 6)	146,927	142,130
Commitment to issue shares (Note 6)	60,000	112,632
Additional paid in capital (Note 6)	8,221,991	2,577,498
Accumulated deficit during development stage	(6,748,254)	(1,647,716)

Total Stockholders' Equity	1,680,664	1,184,544

Total Liabilities and Stockholders' Equity	$1,843,081	$1,662,213

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

				For the
				Period From April
	For the Year	For the Year	For the Year	14, 2004 (Inception)
	Ended June 30,	Ended June 30,	Ended June 30,	to June 30,
	2011	2010	2009	2011

OPERATING EXPENSES
Amortization of equipment	$1,112	$556	$-	$1,668
Amortization of patents	76,741	38,370	-	115,111
General and administrative	539,105	269,693	28,747	989,551
Professional fees	543,419	209,397	-	752,816
Research and development	2,322,046	683,238	-	3,005,284
Stock-based compensation (Note 6)	1,246,115	159,709	-	1,405,824

	(4,728,538)	(1,360,963)	(28,747)	(6,270,254)

OTHER ITEM
Impairment of intangible assets	-	-	-	(106,000)

Loss and comprehensive loss for the year	$(4,728,538)	$(1,360,963)	$(28,747)	$(6,376,254)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	145,252,662	103,385,258	117,300,000

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars)

	Common Stock
				Additional	Commitment	Accumulated	Total
				Paid in	to Issue	Deficit During	Stockholders'
	Shares	Amount		Capital	Shares	the Dev. Stage	Equity
Balance, April 14, 2004 (Inception)	-	$-	$		$-	$-	$-
Common shares issued at par	117,200,000	15		92,485	-	-	92,500
Net loss	-	-		-	-	(9,557)	(9,557)
Balance, June 30, 2004	117,200,000	15		92,485	-	(9,557)	82,943
Net loss	-	-		-	-	(40,111)	(40,111)
Balance, June 30, 2005	117,200,000	15		92,485	-	(49,668)	42,832
Net loss	-	-		-	-	(26,654)	(26,654)
Balance, June 30, 2006	117,200,000	15		92,485	-	(76,322)	16,178
Net loss	-	-		-	-	(15,652)	(15,652)
Balance, June 30, 2007	117,200,000	15		92,485	-	(91,974)	526
Common shares issued at $2.00 per share	100,000	100		199,900	-	-	200,000
Net loss	-	-		-	-	(166,032)	(166,032)
Balance, June 30, 2008	117,300,000	115		292,385	-	(258,006)	34,494
Net loss	-	-		-	-	(28,747)	(28,747)
Balance, June 30, 2009	117,300,000	115		292,385	-	(286,753)	5,747
Private placement	280,000	280		559,720	-	-	560,000
Share issuance costs	-	-		(4,140)	-	-	(4,140)
Stock-based compensation	-	-		159,709	-	-	159,709
Commitment to issue shares	-	-		-	112,632	-	112,632
Acquisition of patents	71,500,000	71,500		1,540,059	-	-	1,611,559
Shares issued for services	50,000	50		99,950	-	-	100,000
Par value reclassification	-	117,185		(117,185)	-	-	-
Return to treasury	(47,000,000)	(47,000)		47,000	-	-	-
Net loss	-			-	-	(1,360,963)	(1,360,963)
Balance, June 30, 2010	142,130,000	142,130		2,577,498	112,632	(1,647,716)	1,184,544
Dividend-warrants	-	-		372,000	-	(372,000)	-
Private placement	4,049,560	4,049		4,045,511	-	-	4,049,560
Return to nonqualified investors	(8,000)	(8)		(15,992)	-	-	(16,000)
Exercise of warrants	372,000	372		3,348	-	-	3,720
Share issued as finder’s fees	161,500	161		161,339	-	-	161,500
Share issuance costs	-	-		(390,237)	-	-	(390,237)
Stock-based compensation	-	-		1,246,115	-	-	1,246,115
Shares issued for services	222,632	223		222,409	(112,632)	-	110,000
Commitment to issue shares	-	-		-	60,000	-	60,000
Net loss	-	-		-	-	(4,728,538)	(4,728,538)
Balance, June 30, 2011	146,927,692	$146,927		$8,221,991	$60,000	$(6,748,254)	$1,680,664

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

				For the Period
	For the	For the	For the	April 14, 2004
	Year Ended	Year Ended	Year Ended	(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(4,728,538)	$(1,360,963)	$(28,747)	$(6,376,254)
Items not affecting cash:
Amortization of equipment	1,112	556	-	1,668
Amortization of intangible assets	76,741	38,370	-	115,111
Impairment of intangible assets	-	-	-	106,000
Stock-based compensation	1,246,115	159,709	-	1,405,824
Shares for management services	-	100,000	-	100,000
Shares for consulting and management bonuses	170,000	112,632	-	282,632
Changes in non-cash working capital items:
Decrease (increase) in receivables	4,638	(4,638)	-	-
Decrease (increase) in prepaid expenses	9,700	(11,376)	-	(1,676)
(Decrease) increase in accounts payable and accrued liabilities	(220,039)	374,956	-	171,417
Net cash used in operating activities	(3,440,271)	(590,754)	(28,747)	(4,195,278)
CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(3,336)	-	(3,336)
Purchase of technology rights	-	-	-	(15,000)
Purchase of intangible assets	-	-	-	(100,000)
Net cash used in investing activities	-	(3,336)	-	(118,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit and loans payable	-	43,713	-	43,713
Proceeds from issuance of common stock	3,973,060	560,000	-	4,825,560
Proceeds from exercise of warrants	3,720	-	-	3,720
Share issuance costs	(228,737)	(4,140)	-	(232,877)
Refunds to nonqualified investors	(16,000)	-	-	(16,000)
Subscriptions received in advance	-	76,500	-	76,500
Cash used to pay line of credit and loans payable	(18,713)	(25,000)	-	(43,713)
Net cash provided by financing activities	3,713,330	651,073	-	4,656,903

Change in cash during the year	273,059	56,983	(28,747)	343,289
Cash, beginning of year	70,230	13,247	41,994	-
Cash, end of year	$343,289	$70,230	$13,247	$343,289
Supplemental disclosures with respect to cash flows (Note 7)	-	-	-	-

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

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

Going Concern

These financial statements have been prepared consistent with accounting policies generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. Currently, the Company has no sales and has incurred a net loss of $4,728,538 for the year ended June 30, 2011 and an accumulated loss of $6,376,254 for the period from April 14, 2004 (inception) to June 30, 2011. The Company also relies on patents and contractual restrictions to protect intellectual property. The existing provisional and future patents could be challenged. The future of the Company is dependent upon its ability to obtain financing and protect its proprietary process upon future profitable operations from development and commercialization of an NGD™. Management has plans to seek additional capital through private placements and public offerings of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of June 30, 2011, the Company had not commenced its planned principal operations.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounts that require estimates relate to the valuation of deferred tax assets, stock- based compensation, the estimated useful life of equipment, and the valuation of shares issued for technology, bonuses and services.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Start-up expenses

The Company has adopted Standard of Position (“SOP”) No.98-5 “Reporting the Costs of Start-up Activities,” which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on April 14, 2004 to June 30, 2011.

Foreign currency translation

The Company’s functional currency is the United States dollar. There are significant transactions in Canadian dollars; these are recorded in US dollars using the exchange rates in effect on the date the transaction is recorded. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission. Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income statement account in stockholder’s equity, if applicable. There were no translation adjustments as of June 30, 2011.

Loss per Share and Potentially Dilutive Securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 1,800,000 outstanding options and 50,000 outstanding warrants were not included in the computation of diluted earnings per share because it was anti-dilutive due to the Company’s losses.

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

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d).

Fair value of financial instruments (cont’d)

Fair values

The fair value of receivables, line of credit and accounts payable and accrued liabilities approximate their financial statement carrying amounts due to the short-term maturities of these instruments.

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

Foreign currency risk

The Company operates in Canada, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. Management believes that the credit risk concentration with respect to financial instruments included in cash is remote. Receivables are due primarily from consultants and are non-interest bearing.

Comprehensive loss

As of June 30, 2011 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Impairment of assets

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the asset will be written down to fair value. During the years ended June 30, 2011, 2010 and 2009, the Company determined that there was no impairment.

Equipment

Computer equipment is recorded at cost less accumulated amortization. Amortization is provided annually on assets placed in use on a straight-line basis over 3 years.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Research and development

All research costs are charged to operations in the year of expenditure. Development costs are capitalized if they meet the criteria for capitalization and amortized over the period of the expected life. Development costs are written off when there is no longer an expectation of future benefits.

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

In September 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company adopted the standard and it has no impact on the financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (adopted July 1, 2010), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (July 1, 2011 for the Company). This guidance requires new disclosures only, and had no impact on the financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).” This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The Company has adopted this standard and it will have no impact on the financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements (cont’d)

In July 2010, the FASB issued an Accounting Standards Update No. 2010-20, Receivables, Disclosure about the Credit Quality of Financing Receivables and Allowances for Credit Losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010 and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. The Company has adopted this standard on July 1, 2010, and it will have no impact on the financial statements for the year ended June 30, 2011, due to the receivables being short-term in nature and are therefore not financing receivables.

In April 2010, the FASB issued ASU 2010-13, Compensation - Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (July 1, 2011 for the Company). The Company is currently evaluating the impact of ASU 2010-09, but does not expect its adoption to have a material impact on the Company’s financial reporting and disclosures.

In December 2010, the FASB issued ASU No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to Accounting Standards Codification (“ASC”) Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit’s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. ASU No. 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The Company does not expect ASU No. 2010-28 to have a material impact on the financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s financial statements will depend on the size and nature of future business combinations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements (cont’d)

Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

3.	EQUIPMENT

	2011			2010

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Computer equipment	$3,336	$1,668	$1,668	$3,336	$556	$2,780

4.	TECHNOLOGY PURCHASE AGREEMENT

On April 15, 2008, the Company entered into a License agreement (“The Agreement”) with Canadian Integrated Optics International Ltd. of Douglas, Isle of Man (“CIOI”), to manufacture and market CIOI’s patent pending solar technology based on a new approach for the generation of solar power. On May 7, 2008 the Agreement was subsequently amended and executed by CIOI and on May 16, 2008 the agreement was executed by the Company and is subject to certain terms and conditions. The purchase price paid in cash for the License was $100,000. These costs were later written-off and charged to operations in fiscal 2008.

In December 2009, the Company executed an agreement with CIOI to purchase technology and associated provisional patents related to the development of certain solar technology in exchange for 71,500,000 common stock of the Company valued at $1,611,559. The two provisional patents and the pending patent application have an estimated useful life of 21 years. The Company has recorded $115,111 in accumulated amortization as at June 30, 2011.

5.	LINE OF CREDIT

On February 20, 2010, the Company entered into an unsecured, non-interest bearing revolving line of credit with CIOI of up to $250,000 in available financing. The Company had withdrawn $43,713 from this line of credit which was repaid in full by June 30, 2011. The line of credit has $Nil balance as at June 30, 2011.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

6.	STOCKHOLDERS’ EQUITY

On May 7, 2004, the Company issued 69,200,000 of its common shares for cash of $86,500.

On June 30, 2004, the Company issued 48,000,000 of its common shares for cash of $6,000.

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

In April 2010, the Company completed a private placement to issue 280,000 shares at a price of $2.00 per share. The net proceeds received were $560,000.

During the year ended June 30, 2011, 274,060 shares were issued through a private placement at a stock price of $1.00 per share; net proceeds were $274,060 of which $76,500 was received during the year ended June 30, 2010. The Board granted 372,000 warrants to those shareholders who had purchased shares at $2.00 per share to allow them to purchase a matching number of shares at $0.01 in order to make them whole as a result of the change in the share sale price.

During the year ended June 30, 2011, 62,632 shares were issued for consulting services and 50,000 for a management performance bonus relating to services performed.

During the year ended June 30, 2011, a further 3,765,500 shares were issued through two private placements and a total of $228,737 in share issue costs were paid. In addition, 372,000 shares were issued when the warrants described above were exercised. Net proceeds were $3,769,220, all of which were received during the year. A refund of $16,000 was paid to several investors who previously paid for 8,000 shares and were found not to be qualified.

During the year ended June 30, 2011, 60,000 shares valued at $60,000 for consulting services and 50,000 shares valued at $50,000 for a management performance bonus relating to services provided were issued during the year.

In February, 2011, 10,000 shares were issued through a private placement at $1 per share for proceeds of $10,000. A total of 161,500 shares valued at $161,500 were issued as finders’ fees.

Commitment to issue shares

According to the terms of a contract entered into during the year ended June 30, 2010, the Company agreed to issue 10,000 shares per month to a consultant. As at June 30, 2011, the Company has a commitment to issue 60,000 common shares at a value of $60,000.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

6.	STOCKHOLDERS’ EQUITY (cont’d)

Stock options and warrants

On February 28, 2011, the Company implemented a formal stock option plan under which it is authorized to grant options to directors, officers, employees and eligible consultants of the Company enabling them to acquire up to 14,650,000 shares of the Company. Under the plan, the exercise price of each option equals the market price of the Company’s stock, less applicable discount, as calculated on the date of grant. The options can be granted for a maximum term of 5 years. Vesting provisions are set at the discretion of the Company. The Plan has not been approved by the Company’s stockholders.

Stock options and warrants are summarized as follows:

	Warrants		Stock Options

		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Stock	Exercise
	Warrants	Price	Options	Price

Balance outstanding at April 14, 2004 (inception) to June 30, 2009	-	$-	-	$-

Granted	-	-	500,000	0.50

Balance outstanding at June 30, 2010	-	-	500,000	0.50

Granted	372,000	0.01	-	-
Granted	50,000	1.90	-	-
Exercised	(372,000)	(0.01)	-	-
Granted	-	-	1,300,000	1.50

Balance outstanding at June 30, 2011	50,000	$1.90	1,800,000	$1.22

Exercisable at June 30, 2011	50,000	$1.90	1,345,832	$1.31

The following table summarizes information about stock options outstanding at June 30, 2011:

	Number of Shares	Exercise Price	Expiry Date

Options	500,000	$0.50	January 1, 2013
	50,000	$0.50	July 9, 2011*
	50,000	$0.50	July 15, 2011*
	250,000	$1.60	February 28, 2012
	900,000	$1.60	March 6, 2016
	50,000	$1.10	June 19, 2014

Warrants	50,000	$1.90	January 14, 2012

*Expired subsequent to June 30, 2011

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

6.	STOCKHOLDERS’ EQUITY (cont’d)

Stock-based compensation

The Company used the Black-Scholes option pricing model to determine the fair value of options granted.

During fiscal 2011, the Company granted 1,300,000 options (2010 – 500,000) to directors, former directors, employees and consultants of the Company, with a weighted average fair value of $0.73 (2010 - $1.91) per option, which are being recognized over the vesting periods of the options.

Total stock-based compensation for the year ended June 30, 2011 was $1,246,115 (2010 – $159,709).

The fair value of stock options has been estimated with the following assumptions:

	2011	2010	2009

Dividend yield	0.00%	0.00%	-
Expected volatility	143.30%	239%	-
Risk free interest rate	2.62%	2.03%	-
Expected life of options	3.85 years	2 years	-

7.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the period
from April 14,
	Year ended	Year ended	Year ended	2004 (inception)
	June 30, 2011	June 30, 2010	June 30, 2009	to June 30, 2011

Cash paid for interest	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-

Significant non-cash transactions for the year ended June 30, 2011 included:

a)	issuing 112,632 common shares at a value of $112,632 from commitment to issue shares to share capital and additional paid in capital;

b)	granting 372,000 warrants for a fair value of $372,000 to various shareholders as a dividend;

c)	issuing 161,500 common shares at a value of $161,500 as finders’ fees; and

d)	granting 170,000 common shares at a value of $170,000 for consulting services and management bonuses, of which 110,000 were issued and 60,000 are a commitment to issue shares.

Significant non-cash transactions for the year ended June 30, 2010 included:

a)	issuing 71,500,000 common shares in the acquisition of patents at a total value of $1,611,559;

b)	returning to treasury and cancelling 47,000,000 common shares at par value of $47,000; and

c)	reclassifying additional paid in capital of $117,185 to capital stock to reflect par value of $0.001.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

8.	RELATED PARTY TRANSACTIONS

During fiscal 2011, the Company paid or accrued $2,312,977 (2010: $683,238) in research and development costs with CIOI, a former significant shareholder, of which $85,504 (2010: $325,518) is included in accrued liabilities as at June 30, 2011.

During fiscal 2010, the Company also entered into an unsecured, non-interest bearing revolving line of credit with CIOI of which $Nil was outstanding as at June 30, 2011 (2010: $18,713).

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

9.	INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	2011	2010

Loss before income taxes	$(4,728,538)	$(1,360,963)

Expected tax recovery	$(1,654,988)	$(476,337)
Other	427,592	50,721
Unrecognized benefits of non-capital losses	1,227,396	425,616

Total income taxes	$-	$-

Details of future income tax assets are as follows:

	2011	2010

Future tax assets
Non-capital loss carryforwards	$1,750,105	$522,736

Future Tax Liabilities
Capital assets	(15,532)	(5,177)

	1,734,573	517,559
Valuation allowance	(1,734,573)	(517,559)

Net future tax assets	$-	$-

The Company has non-capital losses of approximately $5,000,000 which may be carried forward and applied against taxable income in future years. These losses, if unutilized, will expire through to 2021. The future income tax benefits of these losses and other tax assets have not been reflected in these financial statements and have been offset by a valuation allowance.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2011

10.	SUBSEQUENT EVENTS

On July 18, 2011, the Company entered into a consulting agreement with Advantag Aktiengesellschaft (“Advantag”), whereby Advantag has agreed to assist the Company with listing on the Frankfurt Stock Exchange. The Advantag Agreement will be in effect for the duration of the listing process. In consideration of Advantag’s services, the Company will pay a total of 18,000 EUR to Advantag as follows: 6,000 EUR at the time of execution, 6,000 EUR at the time the prospectus is drafted prior to its filing and 6,000 EUR following successful approval by the Federal Financial Supervisory Authority. The Company will also pay hourly rates for any consulting services not directly related to the prospectus.

On August 5, 2011, the Company entered into a consulting agreement with Quorum Capital Corporation (“Quorum”). Under the terms of the Quorum Agreement, Quorum has agreed to provide consulting services to assist the Company in Germany. The Quorum Agreement is effective July 8, 2011 and is for a term of 6 months renewing for an additional 6 months automatically at the end of each term. In consideration of Quorum’s consulting services, the Company will pay $5,000 CDN on exercise of the agreement and $2,000 CDN per month commencing September 8, 2011. The Company will also grant 2,000,000 options to Quorum, to purchase shares at an exercise price of $1.00 USD until July 7, 2014. 333,335 of the Options are to be issued on execution and the remainder of the Options will be issued in monthly increments of 333,333 commencing August 8, 2011. The Company has agreed to pay a rate of $125 CDN per hour for any additional hours of work performed and to reimburse Quorum for approved expenses. The Company may cancel the Agreement at any time by providing 30 days’ notice.

On August 9, 2011, the Company approved a private placement offering of up to 3,000,000 shares at a price of $1.00 per share of which $450,000 was received subsequent to June 30, 2011.

On August 23, 2011 the Company entered into an employment agreement whereby Ms. Stella Guo will act as Vice President of Corporate Development of the Company effective September 1, 2011. Under the terms of the Agreement, Ms. Guo will receive a salary of $100,000 US per year and options to purchase 1,000,000 shares at a price of $1.00 per share until August 31, 2014, in accordance with the Company’s 2011 Stock Incentive Plan. The Employment Agreement is for a term of one year, renewable automatically for an additional year at the end of the first and, if renewed, a second year if no notice of termination has been provided.

On August 31, 2011, the Company entered into an executive services agreement dated for reference August 8, 2011, among Team Solar BV, Steven Pleging and the Company. Under the Executive Services Agreement, Team Solar will provide the services of Mr. Pleging who will act as Chairman and Team Solar will receive 12,000 EUR each month, during the first three months and 15,000 EUR each month for each subsequent month the Executive Services Agreement is in effect. Additionally, subject to meeting certain targets, Team Solar or at its option Mr. Pleging, shall receive a bonus of 250,000 shares. The term is for a period of one year, renewing automatically. The Company may terminate the agreement if Mr. Pleging fails to achieve certain targets.

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

On August 9, 2010, we appointed Davidson & Company LLP, Chartered Accountants, ("Davidson") as our new independent registered public accounting firm. Our Board of Directors approved the engagement of Davidson. We elected to change accounting firms because of Davidson’s Canadian and U.S. expertise. In addition, we wanted our accounting firm to be closer to our operations in British Columbia, Canada.

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

ITEM 9A.                CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Davidson & Company LLP, our registered independent public accounting firm, audited the effectiveness of our internal control over financial reporting and issued a report on our internal control over financial reporting which is included under Item 8 - Financial Statements and Supplementary Data in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth information regarding our executive officers and directors as of September 10, 2011:

Name	Age	Positions
Steven Pleging	49	Chairman and Director
Daryl J. Ehrmantraut	59	Chief Executive Officer, President and Director
Andras Pattantyus-Abraham	37	Chief Technology Officer and Director
Graham R. Hughes	61	Chief Financial Officer, Secretary, Treasurer and Director
Stella Guo	39	Vice President of Corporate Development and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for at least the past five years.

Steven Pleging has served as Chairman and as a Director since July 22, 2011. Prior to founding TeamSolar BV, Mr. Pleging served as CEO of Ecostream International BV, www.ecostream.com, one of the leading suppliers of solar power systems in Europe. Prior to joining Ecostream, Mr. Pleging served for over a decade as Business line Manager for the Solar division of Philips Lighting where he managed the entry of Philips into the solar marketplace with an innovative concept of solar inverters for the European market and extensive partner collaboration. Pledging received a Bachelor in Economics from HES Amsterdam.

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

Andras Pattantyus-Abraham joined Quantum Solar in December 2009. On March 3, 2010, he was appointed Chief Technology Officer. On July 22, 2011, Dr. Pattantyus-Abraham was appointed as a Director. Prior to joining the company, Dr. Pattantyus-Abraham was a Principal Scientist for Sargent Research Group, Electrical and Computer Engineering, University of Toronto. From 2007 to 2009, he was Postdoctoral Fellow at Sargent Research Group. In 2007 and 2008, Dr. Pattantyus-Abraham served as a Research Consultant for an Optoelectronics startup and for Applied Biophysics Research Group, University of British Colombia. From 2004 to 2006, Dr. Pattantyus-Abraham was a Postdoctoral Fellow of Photonic Nanostructures Research Group, University of British Columbia.

Graham R. Hughes has served as our Chief Financial Officer, Secretary, Treasurer and Director since November 27, 2007. Mr. Hughes is a Certified General Accountant in private practice for over 25 years. Mr. Hughes is an Instructor of Accountancy at the British Columbia Institute of Technology in Vancouver, Canada. Mr. Hughes served as President and Director of Western Hemisphere Mining Corp. from 2005 to 2007. He also served as Secretary and Director for a number of companies from 1986 to 1991.

Stella Guo worked as Regional Director of BP Solar in China from March 2008 to February 2011. From March 2005 to March 2006, she was the Commercial Director of the BP Solar Xi’an Joint Venture. From March 2004 to March 2005 she was a Legal Manager for BP Legal in Southern China. Ms. Guo served as a Legal Advisor for BP in Hong Kong and Australia from 1999 to 2004. Ms. Guo obtained a Bachelor in Commercial Law at SunYat-Sen University in China and a Master in Commercial Law at the University of Melbourne in Australia. She is fluent in English, Cantonese and Mandarin.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, we believe that, during the year ended June 30, 2011, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Daryl J. Ehrmantraut President, Chief Executive Officer and Director	None	None	None
Graham R. Hughes Chief Financial Officer, Secretary Treasurer and Director	One	One	None
Andras Pattantyus-Abraham Chief Technology Officer and Director	None	None	None
Huitt Tracey Former Director	None	None	None
Robert Kramer Former Director	None	None	None
Canadian Integrated Optics (IOM) Limited 10% Holder	None	None	One
Moatcroft Limited 10% Holder	None	None	One

ITEM 11.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(c)(2) of Regulation S-K as of our fiscal years ended June 30, 2011 and 2010:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Daryl J. Ehrmantraut President, Chief Executive Officer and Director (1)	2011 2010 2009	120,000 60,000 - -	- - -	50,000 100,000 - -	319,417 159,709 - -	- - -	- - -	- - -	489,417 319,709 - -
Graham R. Hughes Chief Financial Officer, Secretary Treasurer and Director (2)	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Andras Pattantyus- Abraham Chief Technology Officer and Director (2)	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Robert Kramer Former Director(4)	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Huitt Tracey Former Director(5)	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Desmond Ross Former President, Former Chief Executive Officer and Former Director (3)	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Notes:

(1)

Daryl J. Ehrmantraut was appointed as our CEO and President and a Director on January 4, 2010. Mr. Ehrmantraut will receive compensation of $10,000 per month in addition to bonus and equity compensation as deemed proper by the Board of Directors.

(2)

We do not currently have a compensation arrangement with Dr. Pattantyus-Abraham or Graham R. Hughes. We have not paid any compensation to these officers during the fiscal years ended June 30, 2011 and 2010.

(3)	Desmond Ross resigned as a director and executive officer on January 4, 2010.
(4)	Mr. Kramer resigned as a Director on July 15, 2011
(5)	Mr. Tracey resigned as a Director on July 16, 2011

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(f)(2) of Regulation S-K, as of our fiscal year ended June 30, 2011:

OPTION AWARDS						STOCK AWARDS
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, or Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, or Units or Other Rights that have not Vested (#)
Daryl J. Ehrmantraut, President, CEO & Director	250,000	250,000	--	$0.50	01/13/2013	-	-	-	-
Graham R. Hughes, CFO, Secretary Treasurer & Director	--	--	-	-	--	-	-	-	-
Andras Pattantyus- Abraham, CTO & Director	--	--	-	-	--	-	-	-	-

Note:

(1)	Pursuant to the terms of Mr. Ehrmantraut’s employment agreement, he is to receive 500,000 stock options vesting over twelve fiscal quarters commencing January 1, 2010.

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

On August 23, 2011, we entered into an employment agreement with Stella Guo (the “Employment Agreement”) dated effective September 1, 2011. Under the terms of the agreement, Ms. Guo is paid an annual salary of $100,000. Ms. Guo received 1,000,000 options to purchase shares of our common stock vested quarterly over a three year period commencing on the effective date of the Employment Agreement. The Option exercise price is $1.00 and they expire August 31, 2014. Under the terms of the Employment Agreement, Ms. Guo is required to devote the substantial portion of her entire business time, attention and energy to the business and affairs of the Company.

On August 31, 2011, we entered into an Executive Services Agreement with Team Solar BV (“TSBV”) and Steven Pleging (the “Executive Services Agreement”) dated for reference August 8, 2011. Under the terms of the agreement, TSBV shall receive 36,000 EUR during the first three months and 135,000 EUR during the remaining nine months. Subject to certain conditions of the Executive Services Agreement, TSBV at its option Mr. Pleging could receive up to 500,000 shares of our common stock and Mr. Pleging could receive options to purchase 1,500,000 shares of our common stock at a price determined by our Board of Directors. Mr. Pleging is required to devote a substantial portion of his entire business time, attention and energy to the business and affairs of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Daryl J. Ehrmantraut President, Chief Executive Officer, Director	400,000(2) (Direct)	*
Common Stock	Graham R. Hughes Chief Financial Officer, Secretary, Treasurer, Director	1,000,000 (Direct)	*
Common Stock	Andras Pattantyus-Abraham Chief Technology Officer and Director	Nil	Nil
Common Stock	Steven Pleging Chairman and Director	Nil	Nil
Common Stock	Stella Guo Vice President of Corporate Development and Director	83,333(3)	*
Common Stock	All Officers and Directors as a Group (5 persons)	1,483,333(2) (Direct)	1.0%
5% STOCKHOLDERS
Common Stock	Moatcroft Limited 8 St George's Street Douglas, Isle of Man IM1 1AH	31,000,000 (Direct)	21.1%
Common Stock	Scarlet Harlingten L402, 1550 Coal Harbour Quay Vancouver, BC V6G 3G1	10,141,800 (Direct)	6.9%
Common Stock	Mellinda-Mae Harlingten 1275 Hamilton Street Vancouver, BC V6B 1E2	10,000,000 (Direct)	6.8%

Note:
* Less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of our Common Stock actually outstanding on the date of this Annual Report. As at August 23, 2011, we had 146,987,692, shares of our Common Stock issued and outstanding.

(2)	Mr. Ehrmantraut holds 150,000 shares of our Common Stock and has a vested option to acquire 250,000 shares of our Common Stock at a price of $0.50 per share until January 13, 2013.

(3)	Ms. Guo has a vested option to acquire 83,333 shares of our Common Stock at a price of $1.00 per share until August 31, 2014.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change of control.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as at June 30, 2011.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	950,000	$1.57	13,700,000
Total	950,000	$1.57	13,700,000

Mr. Ehrmantraut was granted 500,000 stock options under his employment agreement dated January 1, 2010. These options were granted prior to the adoption of our 2011 Stock Option Plan.

Subsequent to the year end Stella Guo was granted 1,000,000 stock options with an exercise price of $1.00 per share.

2011 Stock Option Plan

On February 28, 2011, our Board of Directors adopted the 2011 Stock Incentive Plan (the "2011 Plan"). The purpose of the 2011 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company (“Participants”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company's growth and success, and to encourage them to remain in the service of the Company.

The 2011 Plan allows the Company to grant options to its officers, directors and employees. In addition, the Company may grant options to individuals who act as consultants to the Company, so long as those consultants do not provide services connected to the offer or sale of the Company’s securities in capital raising transactions and do not directly or indirectly promote or maintain a market for the Company’s securities.

A total of 14,650,000 shares of the Company’s common stock are available for issuance under the Plan.

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as “incentive stock options” as defined under

Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the Plan must be approved by the stockholders of the Company within 12 months of its adoption. The Plan has not been approved by the Company’s stockholders. Non-qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

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

We still contract with CIO to perform our Research and Development activities at Simon Fraser University in British Columbia.

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

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2011 and June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q or Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2011	Year Ended June 30, 2010
Audit Fees	$90,000	$60,000
Audit Related Fees	-	$12,500

Tax Fees	-	-
All Other Fees	-	-
Total	$90,000	$72,500

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

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report on Form 10-K or are incorporated herein by reference.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.(3)
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(3)
3.4	Certificate of Amendment to Articles of Incorporation.(3)
3.5	Certificate of Amendment to Articles of Incorporation.(3)
3.6	Bylaws, as amended.(1)
10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.(3)
10.2	CEO Employment Agreement between Quantum and Daryl J. Ehrmantraut dated January 1, 2010.(4)
10.3	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010. (2)
10.4	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010. (2)
10.5	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.(3)
10.6	Consulting Agreement between Quantum and Caisey Harlingten dated April 19, 2010. (4)
10.7	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated July 27, 2010. (4)
10.8	Office Space Lease Agreement between Quantum and Guinness Business Center Ltd. dated June 21, 2010 and Addendum dated August 17, 2010. (4)
10.9	Finder’s Fee Agreement between Quantum and 1536476 Alberta Ltd. dated for reference August 30, 2010. (4)
10.10	Investor Relations Consulting Agreement between Quantum and Teatyn Enterprises Inc. dated for reference January 15, 2011.(5)
10.11	2011 Stock Incentive Plan.(6)

Exhibit
Number	Description of Exhibits
10.12	Task Order Agreement between Quantum and SgurrEnergy Ltd. dated April 28, 2011.(7)
10.13	Investor Relations Consulting Agreement between Quantum and John Thornton dated for reference March 1, 2011(8)
10.14	Public Relations Agreement dated June 21, 2011 between the Company and Vorticom Inc.(9)
10.15	Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)
10.16	English translation of the Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)
10.17	Consulting Agreement dated for reference July 8, 2011 between the Company and Quorum Capital Corporation.(11)
10.18	Executive Services Agreement dated for reference August 8, 2011 between the Company, Team Solar BV and Steven Pleging(12)
10.19	Employment Agreement dated effective September 1, 2011 between the Company and Stella Guo.
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.
(3)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 17, 2010.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 4, 2011.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 3, 2011.
(8)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2011 filed with the SEC on May 10, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2011.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2011.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 11, 2011.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated:	September 12, 2011	By:	/s/ Daryl J. Ehrmantraut
DARYL J. EHRMANTRAUT
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	September 12, 2011	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	September 12, 2011	By:	/s/ Daryl J. Ehrmantraut
DARYL J. EHRMANTRAUT
Director

Dated:	September 12, 2011	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Director

Dated:	September 12, 2011	By:	/s/ Steven Pleging
STEVEN PLEGING
Director

Dated:	September 12, 2011	By:	/s/ Andras Pattantyus-Abraham
ANDRAS PATTANTYUS-ABRAHAM
Director

Dated:	September 12, 2011	By:	/s/ Stella Guo
STELLA GUO
Director