Form 10-Q
period 2011-09-30
QUANTUM SOLAR POWER CORP.
filed 2011-11-08
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number 000-52686

QUANTUM SOLAR POWER CORP.
(Exact name of registrant as specified in its charter)

NEVADA	27-1616811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 - 1055 West Hastings Street
Vancouver, British Columbia, Canada	V6E 2E9
(Address of principal executive offices)	(Zip Code)

(604) 681-7311
(Registrant's telephone number, including area code)

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
[X] Yes     [   ] No

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
As of November 3, 2011, the Issuer had 148,961,692 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Quantum” mean Quantum Solar Power Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
BALANCE SHEETS
Unaudited
(Expressed in United States Dollars)

	September 30,	June 30,
	2011	2011
ASSETS

Current
Cash	$879,946	$343,289
Prepaid expenses	32,295	1,676
Total Current Assets	912,241	344,965

Equipment (Note 3)	960,242	1,668
Patents (Note 4)	1,477,263	1,496,448

Total Assets	$3,349,746	$1,843,081

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$656,627	$162,417
Total Liabilities	656,627	162,417

Stockholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized - no shares issued and outstanding Common stock, $0.001 par value 400,000,000 shares authorized and 146,927,692 shares outstanding as of September 30, 2011 (June 30, 2011 – 146,927,692) (Note 5)	146,927	146,927
Commitment to issue shares (Note 5)	88,700	60,000
Subscriptions received in advance (Note 8)	1,814,000	-
Additional paid in capital (Note 5)	8,970,624	8,221,991
Accumulated deficit during development stage	(8,327,132)	(6,748,254)
Total Stockholders' Equity	2,693,119	1,680,664
Total Liabilities and Stockholders' Equity	$3,349,746	$1,843,081

Nature and continuance of operations (Note 1)
Subsequent events (Note 8)

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited
(Expressed in United States Dollars)

				For the
				period from
	For the three	For the three	For the three	April 14, 2004
	months ended	months ended	months ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2011

OPERATING EXPENSES
Amortization of equipment	$429	$278	$-	$2,097
Amortization of patents	19,185	19,185	-	134,296
General and administrative	219,724	183,000	8,045	1,209,275
Professional fees	164,736	72,436	-	917,552
Research and development	426,171	402,000	-	3,431,455
Stock-based compensation (Note 5)	748,633	154,924	-	2,154,457

	(1,578,878)	(831,823)	(8,045)	(7,849,132)

OTHER ITEM

Impairment of intangible assets	-	-	-	(106,000)

Loss and comprehensive loss for the period	$(1,578,878)	$(831,823)	$(8,045)	$(7,955,132)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	146,927,692	142,310,376	117,300,000

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(Expressed in United States Dollars)

				Additional	Commitment	Subscriptions	Accumulated	Total
				Paid in	to Issue	Received in	Deficit During	Stockholders'
	Shares	Amount		Capital	Shares	Advance	the Dev. Stage	Equity
Balance, April 14, 2004 (Inception)	-	$-	$		$-	$-	$-	$-
Common shares issued at par	117,200,000	15		92,485	-	-	-	92,500
Net loss	-	-		-	-	-	(9,557)	(9,557)
Balance, June 30, 2004	117,200,000	15		92,485	-	-	(9,557)	82,943
Net loss	-	-		-	-	-	(40,111)	(40,111)
Balance, June 30, 2005	117,200,000	15		92,485	-	-	(49,668)	42,832
Net loss	-	-		-	-	-	(26,654)	(26,654)
Balance, June 30, 2006	117,200,000	15		92,485	-	-	(76,322)	16,178
Net loss	-	-		-	-	-	(15,652)	(15,652)
Balance, June 30, 2007	117,200,000	15		92,485	-	-	(91,974)	526
Common shares issued at $2.00 per share	100,000	100		199,900	-	-	-	200,000
Net loss	-	-		-	-	-	(166,032)	(166,032)
Balance, June 30, 2008	117,300,000	115		292,385	-	-	(258,006)	34,494
Net loss	-	-		-	-	-	(28,747)	(28,747)
Balance, June 30, 2009	117,300,000	115		292,385	-	-	(286,753)	5,747
Private placement	280,000	280		559,720	-	-	-	560,000
Share issuance costs	-	-		(4,140)	-	-	-	(4,140)
Stock-based compensation	-	-		159,709	-	-	-	159,709
Commitment to issue shares	-	-		-	112,632	-	-	112,632
Acquisition of patents	71,500,000	71,500		1,540,059	-	-	-	1,611,559
Shares issued for services	50,000	50		99,950	-	-	-	100,000
Par value reclassification	-	117,185		(117,185)	-	-	-	-
Return to treasury	(47,000,000)	(47,000)		47,000	-	-	-	-
Net loss	-	-		-	-	-	(1,360,963)	(1,360,963)
Balance, June 30, 2010	142,130,000	142,130		2,577,498	112,632	-	(1,647,716)	1,184,544
Dividend-warrants	-	-		372,000	-	-	(372,000)	-
Private placement	4,049,560	4,049		4,045,511	-	-	-	4,049,560
Return to nonqualified investors	(8,000)	(8)		(15,992)	-	-	-	(16,000)
Exercise of warrants	372,000	372		3,348	-	-	-	3,720
Share issued as finder’s fees	161,500	161		161,339	-	-	-	161,500
Share issuance costs	-	-		(390,237)	-	-	-	(390,237)
Stock-based compensation	-	-		1,246,115	-	-	-	1,246,115
Shares issued for services	222,632	223		222,409	(112,632)	-	-	110,000
Commitment to issue shares	-	-		-	60,000	-	-	60,000
Net loss	-	-		-	-	-	(4,728,538)	(4,728,538)
Balance, June 30, 2011	146,927,692	146,927		8,221,991	60,000	-	(6,748,254)	1,680,664
Stock-based compensation	-	-		748,633	-	-	-	748,633
Commitment to issue shares	-	-		-	28,700	-	-	28,700
Subscriptions received in advance	-	-		-	-	1,814,000	-	1,814,000
Net loss	-	-		-	-	-	(1,578,878)	(1,578,878)
Balance, September 30, 2011	146,927,692	$146,927		$8,970,624	$88,700	$1,814,000	$(8,327,132)	$2,693,119

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited
(Expressed in United States Dollars)

				For the Period
	For the three	For the three	For the three	April 14, 2004
	months ended	months ended	months ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,578,878)	$(831,823)	$(8,045)	$(7,955,132)
Items not affecting cash:
Amortization of equipment	429	278	-	2,097
Amortization of intangible assets	19,185	19,185	-	134,296
Impairment of intangible assets	-	-	-	106,000
Stock-based compensation	748,633	154,924	-	2,154,457
Shares for management services	-	-	-	100,000
Shares for consulting and management bonuses	28,700	80,000	-	311,332
Changes in non-cash working capital items:
Decrease in receivables	-	865	-	-
(Increase) decrease in prepaid expenses	(30,619)	9,700	-	(32,295)
(Decrease) increase in accounts payable and accrued liabilities	(34,339)	(323,994)	2,500	137,078
Net cash used in operating activities	(846,889)	(890,865)	(5,545)	(5,042,167)
CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(3,620)	-	-	(6,956)
Scientific equipment	(426,834)	-	-	(426,834)
Purchase of technology rights	-	-	-	(15,000)
Purchase of intangible assets	-	-	-	(100,000)
Net cash used in investing activities	(430,454)	-	-	(548,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit and loans payable	-	-	-	43,713
Proceeds from issuance of common stock	-	208,560	-	4,902,060
Proceeds from exercise of warrants	-	-	-	3,720
Share issuance costs	-	(1,020)	-	(232,877)
Refunds to nonqualified investors	-	-	-	(16,000)
Subscriptions received in advance	1,814,000	1,133,000	-	1,814,000
Cash used to pay line of credit and loans payable	-	(18,713)	-	(43,713)
Net cash provided by financing activities	1,814,000	1,321,827	-	6,470,903

Change in cash during the period	536,657	430,962	(5,545)	879,946
Cash, beginning of period	343,289	70,230	13,247	-
Cash, end of period	$879,946	$501,192	$7,702	$879,946
Supplemental disclosures with respect to cash flows (Note 6)

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2011

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

Going Concern

These financial statements have been prepared consistent with accounting policies generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. Currently, the Company has no sales and has incurred a net loss of $1,578,878 for the three months ended September 30, 2011 and an accumulated loss of $7,955,132 for the period from April 14, 2004 (inception) to September 30, 2011. The Company also relies on patents and contractual restrictions to protect intellectual property. The existing provisional and future patents could be challenged. The future of the Company is dependent upon its ability to obtain financing and protect its proprietary process upon future profitable operations from development and commercialization of an NGD™. Management has plans to seek additional capital through private placements and public offerings of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of September 30, 2011, the Company had not commenced its planned principal operations. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K, filed September 13, 2011, with the Securities Exchange Commission.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Equipment

Equipment is recorded at cost less accumulated amortization. Amortization is provided annually on assets placed in use on a straight-line basis over 3 years for computer equipment and 5 years for scientific equipment.

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

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), amending ASC 718. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which the entity’s equity securities trade should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 also improves GAAP by improving consistency in financial reporting by eliminating diversity in practice. ASU 2010-13 is effective for interim and annual reporting periods beginning after December 15, 2010 (July 1, 2011 for the Company). The Company has adopted this standard and it had no impact on the Company’s financial reporting and disclosures.

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

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements (cont’d)

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely- than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Although early adoption is permitted, the Company will adopt ASU 2011-08 as of January 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of ASU 2011-08 will not have a material impact on the Company’s financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2011

3.	EQUIPMENT

	Three months ended			Year ended
	September 30, 2011			June 30, 2011

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Computer equipment	$6,956	$2,097	$4,859	$3,336	$1,668	$1,668

Scientific equipment	955,383	-	955,383	-	-	-

Total	$962,339	$2,097	$960,242	$3,336	$1,668	$1,668

During the three months ended September 30, 2011, the Company purchased $940,343 of scientific equipment through the agreement with CIOI (Note 4) and $15,040 of scientific equipment through another vendor. The Company has recorded $Nil in accumulated amortization as at September 30, 2011 and will begin amortizing the equipment on October 1, 2011 with an estimated useful life of 5 years.

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

In December 2009, the Company executed an agreement with CIOI to purchase technology and associated provisional patents related to the development of certain solar technology in exchange for 71,500,000 common stock of the Company valued at $1,611,559. The two provisional patents and the pending patent application have an estimated useful life of 21 years. The Company has recorded $134,296 in accumulated amortization as at September 30, 2011.

5.	STOCKHOLDERS’ EQUITY

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

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2011

5.	STOCKHOLDERS’ EQUITY (cont’d)

In April 2010, the Company completed a private placement to issue 280,000 shares at a price of $2.00 per share. The net proceeds received were $560,000.

In February 2011, 10,000 shares were issued through a private placement at $1 per share for proceeds of $10,000. A total of 161,500 shares valued at $161,500 were issued as finders’ fees.

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

Commitment to issue shares

According to the terms of a contract entered into during the year ended June 30, 2010, the Company agreed to issue 10,000 shares per month to a consultant. As at September 30, 2011, the Company has a commitment to issue 90,000 common shares at a value of $88,700 of which 60,000 common shares were issued subsequent to September 30, 2011.

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

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2011

5.	STOCKHOLDERS’ EQUITY (cont’d) Stock options and warrants (cont’d)

Stock options and warrants are summarized as follows:

	Warrants		Stock Options
		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Stock	Exercise
	Warrants	Price	Options	Price
Balance outstanding at
April 14, 2004 (inception) to June 30, 2009	-	$-	-	$-
Granted	-	-	500,000	0.50
Balance outstanding at June 30, 2010	-	-	500,000	0.50
Granted	372,000	0.01	-	-
Granted	50,000	1.90	-	-
Exercised	(372,000)	(0.01)	-	-
Granted	-	-	1,300,000	1.50
Balance outstanding at June 30, 2011	50,000	1.90	1,800,000	1.22
Expired/cancelled	-	-	(125,000)	(0.62)
Granted	-	-	1,666,668	1.00
Balance outstanding at September 30, 2011	50,000	$1.90	3,341,668	$1.13
Exercisable at September 30, 2011	50,000	$1.90	2,100,001	$1.23

The following table summarizes information about stock options and warrants outstanding at September 30, 2011:

	Number outstanding	Exercise Price	Expiry Date
Options	250,000	$1.60	February 28, 2012
	500,000	$0.50	January 1, 2013
	25,000	$1.10	June 19, 2014
	666,668	$1.00	July 7, 2014*
	1,000,000	$1.00	August 31, 2014
	900,000	$1.60	March 16, 2016

Warrants	50,000	$1.90	January 14, 2012

*Cancelled subsequent to September 30, 2011

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2011

5.	STOCKHOLDERS’ EQUITY (cont’d)

Stock-based compensation

During the three months ended September 30, 2011, the Company granted 1,666,668 options (2010 – 100,000) to employees and consultants of the Company, with a weighted average fair value of $0.86 (2010 - $0.75) per option, which are being recognized over the vesting periods of the options.

Total stock-based compensation for the three months ended September 30, 2011 was $748,633 (2010 - $154,924).

The Company used the Black-Scholes option pricing model to determine the fair value of options granted.

The fair value of stock options has been estimated with the following assumptions:

	2011	2010	2009

Dividend yield	0.00%	0.00%	-
Expected volatility	171.49%	229%	-
Risk free interest rate	1.32%	1.93%	-
Expected life of options	3.00 years	1.83 years	-

6.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the period
	For the three	For the three	For the three	from April 14,
	months ended	months ended	months ended	2004 (inception)
	September 30,	September 30,	September 30,	to September 30,
	2011	2010	2009	2011

Cash paid for interest	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-

Significant non-cash transaction for the three months ended September 30, 2011 included:

a)	Included in scientific equipment is $528,549 which relates to accounts payable and accrued liabilities.

There were no significant non-cash transactions for the three months ended September 30, 2010.

7.	RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2011, the Company:

a)	paid or accrued $33,438 (2010 - $Nil) for management fees to a director and officer of the Company;

b)

paid or accrued $384,769 (2010 - $402,000) in research and development costs and $940,343 (2010 - $Nil) in scientific equipment with CIOI, a former significant shareholder, of which $528,549 (2010 – $38,891) is included in accounts payable and accrued liabilities as at September 30, 2011.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2011

8.	SUBSEQUENT EVENTS

On October 5, 2011, the Company mutually agreed to terminate the consulting agreement with Quorum Capital Corporation (“Quorum”) entered into on July 8, 2011. In consideration for the termination of the agreement and the cancellation of 666,668 stock options, the Company paid Quorum $25,000 CDN.

On October 10, 2011, the Company closed a private placement offering of 1,974,000 shares at a price of $1.00 per share for total proceeds of $1,974,000 of which $1,814,000 was received at September 30, 2011.

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

OVERVIEW

We were incorporated on April 14, 2004 under the laws of the State of Nevada. Our principal executive offices are located at Suite 300, 1055 West Hastings Street, Vancouver, BC, Canada V6E 2E9.

We are currently engaged in the research, development and marketing of next generation solar power generation devices utilizing our patent pending technology (the “Next Generation Device™ or NGD™ Technology”) for photovoltaic devices that do not use silicon or other, rare earth elements. Once we have completed development, we expect to derive substantially all revenues from royalty based licensing arrangements.

The NGD™ Technology, which is covered by two provisional U.S. patents, differs from conventional solar technology as it does not require expensive silicon based absorber components or rare earth elements. Our researchers at Simon Fraser University in British Columbia, Canada have developed and built a proof of concept prototype of a next generation device utilizing the NGD™ Technology (see “Technology Acquisition” and “NGDTM Technology” below).

We are a development stage company. We have not earned any revenue to date nor have we entered into any licensing agreements to date. We do not anticipate earning revenue until we have completed the development and testing of our NGD™ Technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our solar power generation devices, once development and testing is complete. We have limited operations. We conduct all of our research and development on a contractual basis with Simon Fraser University. We have relied on the sale of our securities and loans or capital infusions from our officers and directors to fund our operations to date.

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Annual Report for the fiscal year ended June 30, 2011 with the SEC, we experienced the following significant corporate developments:

Changes to Executive Officers

On September 21, 2011, we appointed Steven Pleging as our President and Chief Executive Officer. Mr. Pleging is also the Chairman of our Board of Directors. Daryl J. Ehrmantraut resigned as our President and Chief Executive Officer in order to make room for Mr. Pleging's appointment. Also on September 21, 2011, Mr. Ehrmantraut was appointed as our Chief Operating Officer. Mr. Ehrmantraut will continue to serve as a member of our board of directors.

There were no disagreements between Mr. Ehrmantraut and the Company regarding any matter relating to our operations, policies or practices, nor were there any changes to the compensation currently being paid to Messrs. Pleging or Ehrmantraut.

Release Agreement

On October 5, 2011, we entered into a release agreement (the “Release Agreement”) with Quorum Capital Corporation (“QCC”). Under the terms of the Release Agreement, each party mutually agreed to release the other party from their obligations under a consulting agreement dated July 8, 2011 whereby QCC was retained by us to provide consulting services. In consideration of the release, we paid QCC $25,000 and QCC surrendered the stock options issued to them under the consulting agreement for termination.

Foreign Private Placement

On October 10, 2011, we issued 1,974,000 shares of our common stock at a price of $1.00 per share for total proceeds of $1,974,000. The issuance was completed pursuant to the provisions of Regulation S of the Securities Act of 1933 (the “Act”). We did not engage in a distribution in the United States. Each subscriber represented that they were not a "U.S. Person" as defined under Regulation S of the Act and were not acquiring the shares for the account or benefit of a U.S. Person.

The issuance represents a portion of our previously announced $3,000,000 foreign private placement offering. Following the issuance of the shares, our board of directors elected to terminate the balance of the foreign private placement offering.

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

During the three months ended September 30, 2011, we incurred $1,325,112 USD under the CIO Research Agreement.

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

The market for solar energy has been limited by the costs of panels and by their low efficiencies. Quantum expects that with its low cost, high efficiency NGD™ Technology that the economics of solar power will prove to be superior to alternatives and that new and unforeseen markets will open for solar devices.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended September 30, 2011 and changes in our financial condition from June 30, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 13, 2011.

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

RESULTS OF OPERATIONS

For the period from inception on April 14, 2004 to September 30, 2011, we have not earned any operating revenue. We had an accumulated net loss of $7,955,132 since inception and have incurred total operating expenses of $7,849,132 since inception.

We have not earned any revenues since inception. We do not anticipate earning revenues until such time as we complete further development of, and enter into licensing agreements for our NGD™ Technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from sales of our product or that the revenues generated will exceed the operating costs of our business.

Operating Expenses

Our operating expenses for the three months ended September 30, 2011 and 2010 consisted of the following:

			Percentage
	Three Months Ended	Three Months Ended	Increase /
	September 30, 2011	September 30, 2010	(Decrease)
Amortization of equipment	$429	$278	54.32%
Amortization of patents	19,185	19,185	0%
General and administrative	219,724	183,000	20.07%
Professional fees	164,736	72,436	127.42%
Research and Development	426,171	402,000	6.01%
Stock Based Compensation	748,633	154,924	383.23%
Total Operating Expenses	$1,578,878	$831,823	89.81%

Our operating expenses increased from $831,823, during the three months ended September 30, 2010, to $1,578,878, during the three months ended September 30, 2011. This increase is a result of increased operations in the development of our NGDTM Technology, which resulted in increased research and development activities and general and administrative expenses.

General and administrative expenses primarily relate to fees paid to our: (i) officers, directors, consultants and employees; and (ii) amounts incurred in connection with investor relations activities.

Professional fees relate to legal and accounting fees in connection with meeting our ongoing reporting obligations under the Exchange Act.

Research and development expenses primarily relate to amounts paid under the CIO Research Agreement as other consulting expenses incurred in connection with the development of our NGD™ Technology.

Stock based compensation relates to recorded expenses for stock options granted to our directors, officers and consultants.

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our development, of our NGD™ Technology. We also anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $7,955,132 for the period from inception to September 30, 2011. Our loss was attributable to the costs of operating expenses which primarily consisted of research and development costs, general and administrative expenses and professional fees paid in connection with preparing and filing our Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At September 30,		Percentage
	2011	At June 30, 2011	Increase / Decrease
Current Assets	$912,241	$344,965	164.4%
Current Liabilities	(656,627)	(162,417)	304.3%
Working Capital Surplus	$255,614	$182,548	40.0%

Cash Flows
	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Cash Used in Operating Activities	$(846,889)	$(890,865)
Cash Provided by Investing Activities	(430,454)	-
Cash Provided by Financing Activities	1,814,000	1,321,827
Net Increase (Decrease) in Cash During Period	$536,657	$430,962

As at September 30, 2011, we had cash of $879,946 and a working capital surplus of $255,614, compared to cash of $343,289 and a working capital surplus of $182,548 as at June 30, 2011.

The change in our working capital at September 30, 2011 from our year ended June 30, 2011 is primarily a result of increased cash from subscriptions received of $1,814,000 for our private placement that closed subsequent to the end of the fiscal quarter less expenses incurred for the purchase of scientific equipment and for general operating activities.

Subsequent to the three months ended September 30, 2011, we raised proceeds of $1,974,000 in connection with the sale of 1,974,000 shares of our common stock pursuant to Regulation S.

Future Financings

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

•

Our ability to achieve module efficiencies and other performance targets through our partners, and to obtain necessary or desired certifications for our photovoltaic modules based on our technology, in a timely manner;

•	Our ability to license the technology to effective manufacturers and/or distributers;

•	Our ability to achieve projected operational performance and cost metrics;

•

Our ability to consummate strategic relationships with key partners, including original equipment manufacturer (OEM) customers, system integrators, value added resellers and distributors who deal directly with manufacturers and end-users.

•	Changes in the supply and demand for photovoltaic modules as well as fluctuations in selling prices for photovoltaic modules worldwide;

•	Our ability to raise additional capital on terms favorable to us;

•	Our future strategic partners’ expansion of their manufacturing facilities, operations and personnel; and

•	Our ability and the ability of our distributors, suppliers and customers to manage operations and orders during financial crisis and financial downturn.

Contractual Obligations

Contractual Obligations	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
CIO Research Agreement	$599,593 CDN	$599,593 CDN	-	-	-

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

ITEM 4.              CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred a net loss of $7,955,132 for the period from inception to September 30, 2011, and have earned no revenues to date. We expect to spend additional capital in order produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $879,946 as at September 30, 2011.

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

As of September 30, 2011, we had cash in the amount of $879,946. Our total expenditures over the next twelve months are anticipated to be approximately $12,600,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our September 30, 2011 interim financial statements, we are in the development stage of operations, have had losses from operations since inception, and have insufficient working capital available to meet ongoing financial obligations over the next twelve months. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

We will depend on recruiting and retaining qualified personnel and the inability to do so would seriously harm our business.

Our success is dependent in part on the services of certain key management personnel, including Steven Pleging, our Chairman, Chief Executive Officer and President, Daryl J. Ehrmantraut, our Chief Operating Officer, Dr. Andras Pattantyus-Abraham, our Chief Technology Officer, Graham R. Hughes, our Chief Financial Officer, Secretary and Treasurer, and Stella Guo, our Vice President of Corporate Development. We have an employment agreement with Mr. Ehrmantraut, Mr. Pleging and Ms. Guo. We do not have employment agreements with Mr. Hughes or Dr. Pattantyus-Abraham. We do not have any employment agreements with any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 10, 2011, as part consideration for services rendered in accordance with the terms of a business consulting agreement between Caisey Harlingten and us dated April 19, 2010, we issued 60,000 shares of our common stock to Mr. Harlingten. The shares were issued to Mr. Harlingten pursuant to Regulation S under the Act. Mr. Harlingten represented that he is not a “U.S. Person” as defined under Regulation S and not acquiring the shares for the account or benefit of a U.S. Person.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.              OTHER INFORMATION.

Release Agreement

On October 5, 2011, we entered into a release agreement (the “Release Agreement”) with Quorum Capital Corporation (“QCC”). Under the terms of the Release Agreement, each party mutually agreed to release the other party from their obligations under a consulting agreement dated July 8, 2011 whereby QCC was retained by us to provide consulting services. In consideration of the release, we paid QCC $25,000 and QCC surrendered the stock options issued to them under the consulting agreement for termination.

ITEM 6.              EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.(3)

3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(3)

3.4	Certificate of Amendment to Articles of Incorporation.(3)

3.5	Certificate of Amendment to Articles of Incorporation.(3)

3.6	Bylaws, as amended.(1)

10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.(3)

10.2	CEO Employment Agreement between Quantum and Daryl J. Ehrmantraut dated January 1, 2010.(4)

10.3	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010. (2)

10.4	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010. (2)

10.5	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.(3)

10.6	Consulting Agreement between Quantum and Caisey Harlingten dated April 19, 2010. (4)

10.7	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated July 27, 2010. (4)

10.8	Office Space Lease Agreement between Quantum and Guinness Business Center Ltd. dated June 21, 2010 and Addendum dated August 17, 2010. (4)

10.9	Finder’s Fee Agreement between Quantum and 1536476 Alberta Ltd. dated for reference August 30, 2010. (4)

10.10	Investor Relations Consulting Agreement between Quantum and Teatyn Enterprises Inc. dated for reference January 15, 2011.(5)

10.11	2011 Stock Incentive Plan.(6)

10.12	Task Order Agreement between Quantum and SgurrEnergy Ltd. dated April 28, 2011.(7)

10.13	Investor Relations Consulting Agreement between Quantum and John Thornton dated for reference March 1, 2011(8)

10.14	Public Relations Agreement dated June 21, 2011 between the Company and Vorticom Inc.(9)

10.15	Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)

10.16	English translation of the Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)

10.17	Consulting Agreement dated for reference July 8, 2011 between the Company and Quorum Capital Corporation.(11)

10.18	Executive Services Agreement dated for reference August 8, 2011 between the Company, Team Solar BV and Steven Pleging(12)

Exhibit
Number	Description of Exhibits

10.19	Employment Agreement dated effective September 1, 2011 between the Company and Stella Guo.(3)

10.20	Release Agreement dated October 5, 2011, between the Company and Quorum Capital Corporation.

14.1	Code of Ethics.(3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.
(3)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 17, 2010.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 4, 2011.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 3, 2011.
(8)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2011 filed with the SEC on May 10, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2011.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2011.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 11, 2011.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 1, 2011.
(13)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated:	November 4, 2011	By:	/s/ Steven Pleging
STEVEN PLEGING
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 4, 2011	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)