Form 10-Q
period 2011-12-31
QUANTUM SOLAR POWER CORP.
filed 2012-02-07
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52686

QUANTUM SOLAR POWER CORP.
(Exact name of registrant as specified in its charter)

NEVADA	27-1616811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300-1055 West Hastings Street
Vancouver, BC	V6E 2E9
(Address of principal executive offices)	(Zip Code)

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
[ x ] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
[   ] Yes [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of February 3, 2012, the Issuer had 149,641,692 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Quantum” mean Quantum Solar Power Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
BALANCE SHEETS
Unaudited
(Expressed in United States Dollars)

	December 31,	June 30,
	2011	2011
ASSETS

Current
Cash	$14,322	$343,289
Receivables	65,872	-
Prepaid expenses	16,799	1,676
Total Current Assets	96,993	344,965

Equipment (Note 3)	935,928	1,668
Patents (Note 4)	1,458,077	1,496,448

Total Assets	$2,490,998	$1,843,081

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities (Note 7)	$541,100	$162,417
Total Liabilities	541,100	162,417

Stockholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized - no shares issued and outstanding
Common stock, $0.001 par value 400,000,000 shares authorized and 149,641,692 shares outstanding as of December 31, 2011 (June 30, 2011 – 146,927,692) (Note 5)	149,641	146,927
Commitment to issue shares (Note 5)	15,500	60,000
Additional paid in capital (Note 5)	11,347,239	8,221,991
Accumulated deficit during development stage	(9,562,482)	(6,748,254)
Total Stockholders' Equity	1,949,898	1,680,664
Total Liabilities and Stockholders' Equity	$2,490,998	$1,843,081

Nature and continuance of operations (Note 1)
Subsequent event (Note 8)

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited
(Expressed in United States Dollars)

					For the
					period from
	For the three	For the three	For the six	For the six	April 14, 2004
	months ended	months ended	months ended	months ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011

OPERATING EXPENSES
Amortization of equipment	$24,314	$278	$24,743	$556	$26,411
Amortization of patents	19,186	19,185	38,371	38,371	153,482
General and administrative (Note 7)	234,616	168,958	454,340	351,958	1,443,891
Professional fees	348,102	148,775	512,838	221,211	1,265,654
Research and development (Note 7)	454,468	868,924	880,639	1,270,924	3,885,923
Stock-based compensation (Note 5)	154,689	79,855	903,322	234,778	2,309,146

	(1,235,375)	(1,285,975)	(2,814,253)	(2,117,798)	(9,084,507)

OTHER ITEM
Interest income	25	-	25	-	25
Impairment of intangible assets	-	-	-	-	(106,000)

	25	-	25	-	(105,975)

Loss and comprehensive loss for the period	$(1,235,350)	$(1,285,975)	$(2,814,228)	$(2,117,798)	$(9,190,482)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding	148,879,627	145,190,610	147,903,659	143,750,673

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(Expressed in United States Dollars)

			Additional	Commitment	Accumulated	Total
			Paid in	to Issue	Deficit During	Stockholders'
	Shares	Amount	Capital	Shares	the Dev. Stage	Equity
Balance, April 14, 2004 (Inception)	-	$-	$-	$-	$-	$-
Common shares issued at par	117,200,000	15	92,485	-	-	92,500
Net loss	-	-	-	-	(9,557)	(9,557)
Balance, June 30, 2004	117,200,000	15	92,485	-	(9,557)	82,943
Net loss	-	-	-	-	(40,111)	(40,111)
Balance, June 30, 2005	117,200,000	15	92,485	-	(49,668)	42,832
Net loss	-	-	-	-	(26,654)	(26,654)
Balance, June 30, 2006	117,200,000	15	92,485	-	(76,322)	16,178
Net loss	-	-	-	-	(15,652)	(15,652)
Balance, June 30, 2007	117,200,000	15	92,485	-	(91,974)	526
Common shares issued at $2.00 per share	100,000	100	199,900	-	-	200,000
Net loss	-	-	-	-	(166,032)	(166,032)
Balance, June 30, 2008	117,300,000	115	292,385	-	(258,006)	34,494
Net loss	-	-	-	-	(28,747)	(28,747)
Balance, June 30, 2009	117,300,000	115	292,385	-	(286,753)	5,747
Private placement	280,000	280	559,720	-	-	560,000
Share issuance costs	-	-	(4,140)	-	-	(4,140)
Stock-based compensation	-	-	159,709	-	-	159,709
Commitment to issue shares	-	-	-	112,632	-	112,632
Acquisition of patents	71,500,000	71,500	1,540,059	-	-	1,611,559
Shares issued for services	50,000	50	99,950	-	-	100,000
Par value reclassification	-	117,185	(117,185)	-	-	-
Return to treasury	(47,000,000)	(47,000)	47,000	-	-	-
Net loss	-	-	-	-	(1,360,963)	(1,360,963)
Balance, June 30, 2010	142,130,000	142,130	2,577,498	112,632	(1,647,716)	1,184,544
Dividend-warrants	-	-	372,000	-	(372,000)	-
Private placement	4,049,560	4,049	4,045,511	-	-	4,049,560
Return to nonqualified investors	(8,000)	(8)	(15,992)	-	-	(16,000)
Exercise of warrants	372,000	372	3,348	-	-	3,720
Share issued as finder’s fees	161,500	161	161,339	-	-	161,500
Share issuance costs	-	-	(390,237)	-	-	(390,237)
Stock-based compensation	-	-	1,246,115	-	-	1,246,115
Shares issued for services	222,632	223	222,409	(112,632)	-	110,000
Commitment to issue shares	-	-	-	60,000	-	60,000
Net loss	-	-	-	-	(4,728,538)	(4,728,538)
Balance, June 30, 2011	146,927,692	146,927	8,221,991	60,000	(6,748,254)	1,680,664
Private placements	2,374,000	2,374	2,071,626	-	-	2,074,000
Share issued for services	340,000	340	150,860	(60,000)	-	91,200
Share issuance costs	-	-	(560)	-	-	(560)
Stock-based compensation	-	-	903,322	-	-	903,322
Commitment to issue shares	-	-	-	15,500	-	15,500
Net loss	-	-	-	-	(2,814,228)	(2,814,228)
Balance, December 31, 2011	149,641,692	$149,641	$11,347,239	$15,500	$(9,562,482)	$1,949,898

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited
(Expressed in United States Dollars)

				For the Period
	For the six	For the six	For the six	April 14, 2004
	months ended	months ended	months ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(2,814,228)	$(2,117,798)	$(15,328)	$(9,190,482)
Items not affecting cash:
Amortization of equipment	24,743	556	-	26,411
Amortization of intangible assets	38,371	38,371	-	153,482
Impairment of intangible assets	-	-	-	106,000
Stock-based compensation	903,322	234,778	-	2,309,146
Shares for management services	-	-	-	100,000
Shares for consulting and management bonuses	106,700	160,000	-	389,332
Changes in non-cash working capital items:
(Increase) decrease in receivables	(65,872)	4,638	-	(65,872)
(Increase) decrease in prepaid expenses	(15,123)	9,699	-	(16,799)
(Decrease) increase in accounts payable and accrued liabilities	378,683	(143,179)	1,607	550,100
Net cash used in operating activities	(1,443,404)	(1,812,935)	(13,721)	(5,638,682)
CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(3,620)	-	-	(6,956)
Scientific equipment	(955,383)	-	-	(955,383)
Purchase of technology rights	-	-	-	(15,000)
Purchase of intangible assets	-	-	-	(100,000)
Net cash used in investing activities	(959,003)	-	-	(1,077,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit and loans payable	-	-	500	43,713
Proceeds from issuance of common stock	2,074,000	3,963,060	-	6,976,060
Proceeds from exercise of warrants	-	3,720	-	3,720
Share issuance costs	(560)	(262,509)	-	(233,437)
Refunds to nonqualified investors	-	(16,000)	-	(16,000)
Subscriptions received in advance	-	10,000	-	-
Cash used to pay line of credit and loans payable	-	(18,713)	-	(43,713)
Net cash provided by financing activities	2,073,440	3,679,558	500	6,730,343

Change in cash during the period	(328,967)	1,866,623	(13,221)	14,322
Cash, beginning of period	343,289	70,230	13,247	-
Cash, end of period	$14,322	$1,936,853	$26	$14,322
Supplemental disclosures with respect to cash flows (Note 6)

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
DECEMBER 31, 2011

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

Going Concern

These financial statements have been prepared consistent with accounting policies generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. Currently, the Company has no sales and has incurred a net loss of $2,814,228 for the six months ended December 31, 2011 and an accumulated loss of $9,190,482 for the period from April 14, 2004 (inception) to December 31, 2011. The Company also relies on patents and contractual restrictions to protect intellectual property. The existing provisional and future patents could be challenged. The future of the Company is dependent upon its ability to obtain financing and protect its proprietary process upon future profitable operations from development and commercialization of an NGD™. Management has plans to seek additional capital through private placements and public offerings of its common stock. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2011, the Company had not commenced its planned principal operations. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K, filed September 13, 2011, with the Securities Exchange Commission. For a full description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its fiscal year ended June 30, 2011 included in the Company’s Annual Report in Form 10-K for that year.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
DECEMBER 31, 2011

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

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
DECEMBER 31, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements (cont’d)

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. Based on the Company’s evaluation of the ASU, the adoption of ASU 2011-04 will not have material impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Although early adoption is permitted, the Company will adopt ASU 2011-08 as of January 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of ASU 2011-08 will not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the Company in the first quarter of its fiscal year ending June 30, 2014 (“fiscal 2014”). The Company currently believes there will be no significant impact on its financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
DECEMBER 31, 2011

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements (cont’d)

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in Update No. 2011-05 that relate to the presentation of the reclassification adjustments. Under the amendments in Update No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update No. 2011-05 require that reclassification adjustments be presented in interim financial periods. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

3.	EQUIPMENT

	Six months ended			Year ended
	December 31, 2011			June 30, 2011

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Computer equipment	$6,956	$2,526	$4,430	$3,336	$1,668	$1,668

Scientific equipment	955,383	23,885	931,498	-	-	-

Total	$962,339	$26,411	$935,928	$3,336	$1,668	$1,668

During the six months ended December 31, 2011, the Company purchased $940,343 of scientific equipment through the agreement with Canadian Integrated Optics International Ltd. of Douglas, Isle of Man (“CIOI”) (Note 4) and $15,040 of scientific equipment through another vendor. The Company began amortizing the equipment on October 1, 2011 with an estimated useful life of 5 years and has recorded $23,885 in accumulated amortization as at December 31, 2011.

4.	TECHNOLOGY PURCHASE AGREEMENT

On April 15, 2008, the Company entered into a License agreement (“The Agreement”) with CIOI, to manufacture and market CIOI’s patent pending solar technology based on a new approach for the generation of solar power. On May 7, 2008 the Agreement was subsequently amended and executed by CIOI and on May 16, 2008 the agreement was executed by the Company and is subject to certain terms and conditions. The purchase price paid in cash for the License was $100,000. These costs were later written-off and charged to operations in fiscal 2008.

In December 2009, the Company executed an agreement with CIOI to purchase technology and associated provisional patents related to the development of certain solar technology in exchange for 71,500,000 common stock of the Company valued at $1,611,559. The two provisional patents and the pending patent application have an estimated useful life of 21 years. The Company has recorded $153,482 in accumulated amortization as at December 31, 2011.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
DECEMBER 31, 2011

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

During the period ended December 31, 2011, 1,974,000 shares were issued through a private placement at a stock price of $1.00 per share for net proceeds of $1,974,000. The Company paid $560 of share issuance costs in relation to the private placement. A further 400,000 shares were issued through a private placement at a stock price of $0.25 per share for net proceeds of $100,000.

During the period ended December 31, 2011, 90,000 shares valued at $88,700 were issued in accordance to the terms of a consulting contract entered into during fiscal 2010, of which $60,000 was previously recorded as commitment to issue shares as at June 30, 2011.

During the period ended December 31, 2011, 250,000 shares valued at $62,500 were issued for consulting services based on a consulting agreement entered on December 1, 2011.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
DECEMBER 31, 2011

5.	STOCKHOLDERS’ EQUITY (cont’d)

Commitment to issue shares

According to the terms of a contract entered into during the year ended June 30, 2010, the Company agreed to issue 10,000 shares per month to a consultant. As at December 31, 2011, the Company has a commitment to issue 30,000 common shares at a value of $15,500.

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

Stock options and warrants are summarized as follows:

	Warrants		Stock Options
		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Stock	Exercise
	Warrants	Price	Options	Price
Balance outstanding at April 14, 2004 (inception) to June 30, 2009	-	$-	-	$-
Granted	-	-	500,000	0.50
Balance outstanding at June 30, 2010	-	-	500,000	0.50
Granted	372,000	0.01	-	-
Granted	50,000	1.90	-	-
Exercised	(372,000)	(0.01)	-	-
Granted	-	-	1,300,000	1.50
Balance outstanding at June 30, 2011	50,000	1.90	1,800,000	1.22
Expired/cancelled	(1,875)	(1.00)	(791,668)	(0.94)
Granted	1,875	1.00	1,666,668	1.00
Balance outstanding at December 31, 2011	50,000	$1.90	2,675,000	$1.17
Exercisable at December 31, 2011	50,000	$1.90	1,627,082	$1.31

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
DECEMBER 31, 2011

5.	STOCKHOLDERS’ EQUITY (cont’d)

Stock options and warrants (cont’d)

The following table summarizes information about stock options and warrants outstanding at December 31, 2011:

	Number outstanding	Exercise Price	Expiry Date
Options	250,000	$1.60	February 28, 2012
	500,000	$0.50	January 1, 2013
	25,000	$1.10	June 19, 2014
	1,000,000	$1.00	August 31, 2014
	900,000	$1.60	March 16, 2016

Warrants	50,000	$1.90	January 14, 2012*
*Expired subsequent to December 31, 2011

Stock-based compensation

During the six months ended December 31, 2011, the Company granted 1,666,668 options (2010 – 100,000) to employees and consultants of the Company, with a weighted average fair value of $0.86 (2010 - $0.75) per option, which are being recognized over the vesting periods of the options. The Company cancelled 666,668 of these options during the period ended December 31, 2011.

Total stock-based compensation for the six months ended December 31, 2011 was $903,322 (2010 - $234,778).

The Company used the Black-Scholes option pricing model to determine the fair value of options granted.

The fair value of stock options has been estimated with the following assumptions:

	2011	2010	2009

Dividend yield	0.00%	0.00%	-
Expected volatility	171.49%	229%	-
Risk free interest rate	1.32%	1.93%	-
Expected life of options	3.00 years	1.83 years	-

6.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the period
	For the six	For the six	For the six	from April 14,
	months ended	months ended	months ended	2004(inception)
	December 31,	December 31,	December 31,	to December 31,
	2011	2010	2009	2011

Cash paid for interest	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
DECEMBER 31, 2011

6.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d) Significant non-cash transaction for the six months ended December 31, 2011 included:

a)	Issuing 90,000 common shares at a value of $88,700 from commitment to issue shares to share capital and additional paid in capital.
b)	Committing to issue 30,000 common shares at a value of $15,500 recorded as consulting fees.

Significant non-cash transactions for the six months ended December 31, 2010 include the Company:

a)	Issuing 112,632 common shares at a value of $112,632 from commitment to issue shares to share capital and additional paid in capital;
b)	Granting 372,000 warrants for a fair value of $372,000 to various shareholders as a dividend; and
c)	Committing to issue 242,956 common shares at a value of $242,956 as finder’s fees.

7.	RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2011, the Company:

a)

paid or accrued $91,867 (2010 - $Nil) for management fees to a director and officer of the Company, of which $11,581 (2010 - $Nil) is included in accounts payable and accrued liabilities as at December 31, 2011;

b)

paid or accrued $837,045 (2010 - $868,924) in research and development costs and $940,343 (2010 - $Nil) in scientific equipment with CIOI, a former significant shareholder, of which $348,388 (2010 – $212,814) is included in accounts payable and accrued liabilities as at December 31, 2011.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

8.	SUBSEQUENT EVENT

Subsequent to December 31, 2011, the Board of Directors of the Company approved an offering of up to 5,000,000 units at a price of $0.20 per unit of which $170,000 was received subsequent to December 31, 2011. Each unit will consist of one share and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share for a three month period following the date of issuance at an exercise price of $0.25.

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

During the three months ended December 31, 2011, we invested $955,383 in technological equipment and expended $454,468 on research and development for our NGDTM Technology.

The equipment we purchased consisted of the following:

(1)

Two PVD75 thin-film deposition tools: These tools are used for metal and dielectric depositions via evaporation and sputtering. They complement the existing tools that we have access to at the research facility at Simon Fraser University. These tools have allowed us to increase the number of thin film deposition processes, which in turn enable improvements in process repeatability, thin film property enhancements, and device fabrication throughput.

(2)

FEI NanoSEM 430 scanning electron microscope: This microscope allows us unrestricted access to an ultra-high resolution microscope with elemental analysis capabilities. It further has special capabilities for imaging insulating samples, which is critical for work on glass substrates. This microscope is used to characterize all the films and devices produced by the thin film deposition tools, and allows us to run more efficient device optimization cycles.

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report for the fiscal quarter ended September 30, 2011 with the SEC, we experienced the following significant corporate developments:

(1)

On November 22, 2011, we issued 30,000 shares of our common stock to a consultant, pursuant to the terms of a business consulting agreement between the Company and the consultant dated April 19, 2010. These shares were issued in reliance on Regulation S of the Securities Act. The consultant represented that he was not a “U.S. Person” as defined under Regulation S of the Securities Act and not acquiring the shares for the account or benefit of a U.S. Person.

(2)

On December 1, 2011, we entered into a consulting agreement (the “Mirador Agreement”), with Mirador Consulting LLC, (“Mirador”). Under the terms of the Mirador Agreement, Mirador agreed to provide us with consulting services (the “Services”). The Mirador Agreement is effective December 1, 2011 and is for a term of 6 months. In consideration of the Services, we issued 250,000 shares of our common stock (the “Shares”) to Mirador on execution and agreed to issue 250,000 shares after the three month anniversary of the Mirador Agreement unless the Mirador Agreement has been terminated prior to that date. The Corporation may cancel the Mirador Agreement at any time, without cause, by providing 30 days notice. Mirador represented that it is an “Accredited Investor” as defined under Regulation D of the Securities Act of 1933 (the “Securities Act”).

(3)

On December 1, 2011, we entered into a consulting agreement (the “PCC Agreement”), with Pristine Capital Corp. (“PCC”). Effective December 31, 2011, we terminated the PCC Agreement. The PCC Agreement was effective December 1, 2011 and was for a term of 3 months. Under the terms of the PCC Agreement, PCC agreed to provide us with investor relations consulting services. In consideration of PCC’s consulting services, we were required to pay $100,000 CDN including HST to PCC at the beginning of each month that the PCC Agreement was in effect. We decided to cancel the PCC Agreement in order to focus our resources on developing our NGDTM Technology. We were permitted to terminate the PCC Agreement without cause and did not incur any early termination penalties.

(4)

On December 1, 2011, our Board of Directors approved a private placement offering of up to 400,000 units (each a “Unit”) at a price of $0.25 US per Unit pursuant to Regulation S of the United States Securities Act. Each Unit consisted of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a one year period following the date of issuance at an exercise price equal to $0.30 US per share. On December 7, 2011, we issued 400,000 Units to one subscriber. The subscriber represented that it was not a "U.S. Person" as defined under Regulation S of the Act and not acquiring the shares for the account or benefit of a U.S. Person.

(5)

On January 13, 2012, our Board of Directors approved an offering (the “Foreign Units Offering”) of up to 5,000,000 units (each a “Unit”) at a price of $0.20 US per Unit pursuant to Regulation S of the Securities Act. Each Unit will consist of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a three month period following the date of issuance at an exercise price equal to $0.25 US per share. We have received proceeds of $170,000 under the Foreign Units Offering but we have not issued any securities under this offering to date. Proceeds from the Foreign Units Offering will be used to for the development and marketing of our NGDTM Technology and for general corporate purposes. There is no assurance that the Foreign Units Offering or any part of it will be completed.

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

Subsequent to entering into the Technology Acquisition Agreement, CIO entered into an amendment agreement to the CIO Research Agreement, whereby SFU agreed to extend the term until December 31, 2010 and in consideration of which we paid $310,076 CDN. On December 23, 2010, CIO entered into another amendment agreement dated January 1, 2011, whereby SFU agreed to further extend the term until July 31, 2011 and in consideration of which we will pay $476,482 CDN plus expenses, during the term. On July 28, 2011, CIO entered into another amendment agreement dated July 2, 2011, whereby SFU agreed to further extend the term until December 31, 2011 and in consideration of which we will pay $599,593 CDN plus expenses, during the term. CIO entered into another amendment agreement dated January 2, 2012, whereby SFU agreed to further extend the term until June 29, 2012 and in consideration of which we will pay $594,401 CDN plus expenses, during the term.

During the six months ended December 31, 2011, we incurred $880,639 USD under the CIO Research Agreement.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six month period ended December 31, 2011 and changes in our financial condition from June 30, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 13, 2011.

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

We are currently reviewing our expenditures and discussing with our consultants ways to reduce our costs so that a greater percentage of funds raised can be expended on our research program.

There is no assurance that we will be able to obtain sufficient financing to proceed with our plan of operation.

RESULTS OF OPERATIONS

Three and Six	Three Months Ended		Percentage	Six Months Ended		Percentage
Months Summary	December 31		Increase /	December 31		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(1,235,375)	(1,285,975)	(3.9)%	(2,814,253)	(2,117,798)	32.9%
Interest Income	25	-	100.0%	25	-	100.0%
Net Loss	$(1,235,350)	$(1,285,975)	(3.9)%	$(2,814,228)	$(2,117,798)	32.9%

For the period from inception on April 14, 2004 to December 31, 2011, we have not earned any operating revenue. We had an accumulated net loss of $9,190,482 since inception. We incurred total operating expenses of $9,084,507 since inception.

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

Operating Expenses

We have incurred operating expenses in the amount of $1,235,375 for the fiscal quarter ended December 31, 2011. Operating expenses for this period included the following expenses:

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Percentage Increase / (Decrease)	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	Percentage Increase / (Decrease)
Amortization of equipment	$24,314	$278	8646.0%	$24,743	$556	4350.2%
Amortization of patents	19,186	19,185	0.0%	38,371	38,371	0.0%
General and administrative	234,616	168,958	38.9%	454,340	351,958	29.1%
Professional fees	348,102	148,775	134.0%	512,838	221,211	131.8%
Research and Development	454,468	868,924	(47.7)%	880,639	1,270,924	(30.7)%
Stock Based Compensation	154,689	79,855	93.7%	903,322	234,778	284.8%
Total Operating Expenses	$1,235,375	$1,285,975	(3.9)%	$2,814,253	$2,117,798	32.9%

Our operating expenses for the three months ended December 31, 2011 have decreased as a result of decreased research and development activities. The decrease in operating expenses was partially offset by increases in amortization of equipment, general and administrative expenses, professional fees and stock based compensation.

Our operating expenses for the six months ended December 31, 2011 have increased as a result of increases in amortization of equipment, general and administrative expenses, professional fees and stock based compensation. The increase in operating expenses was partially offset by decreased research and development activities.

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

Net Loss

We incurred a loss in the amount of $9,190,482 for the period from inception to December 31, 2011. Our loss was attributable to the costs of operating expenses which primarily consisted of research and development costs, general and administrative expenses and professional fees paid in connection with acquiring our assets, preparing and filing our Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2011	At June 30, 2011	Increase / Decrease
Current Assets	$96,993	$344,965	(71.9)%
Current Liabilities	(541,100)	(162,417)	233.2%
Working Capital Surplus (Deficit)	$(444,107)	$182,548	(343.3)%

Cash Flows
	Six Months Ended	Six Months Ended
	December 31, 2011	December 31, 2010
Cash Used in Operating Activities	$(1,433,404)	$(1,812,935)
Cash Used in Investing Activities	(959,003)	-
Cash Provided by Financing Activities	2,073,440	3,679,558
Net Increase (Decrease) in Cash During Period	$(328,967)	$1,866,623

As at December 31, 2011 we had cash of $14,322 and a working capital deficit of $444,107.

The change in our working capital at December 31, 2011 from our year ended June 30, 2011 is primarily a result of the increases in accounts payable and accrued liabilities and decreases in cash. The decrease in our cash flows during the six month period ended on December 31, 2011 is primarily due to purchases of equipment used in our research and development activities and decreases in proceeds from the issuance of our common stock.

The equipment we purchased consisted of the following:

(1)

Two PVD75 thin-film deposition tools: These tools are used for metal and dielectric depositions via evaporation and sputtering. They complement the existing tools that we have access to at the research facility at Simon Fraser University. These tools have allowed us to increase the number of thin film deposition processes, which in turn enable improvements in process repeatability, thin film property enhancements, and device fabrication throughput.

(2)

FEI NanoSEM 430 scanning electron microscope: This microscope allows us unrestricted access to an ultra-high resolution microscope with elemental analysis capabilities. It further has special capabilities for imaging insulating samples, which is critical for work on glass substrates. This microscope is used to characterize all the films and devices produced by the thin film deposition tools, and allows us to run more efficient device optimization cycles.

Future Financings

As of December 31, 2011, we had cash on hand of $14,322. Since our inception, we have used our common stock to raise money for our operations and for our acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2011, that there is substantial doubt that we will be able to continue as a going concern.

On January 13, 2012, our Board of Directors approved an offering (the “Foreign Units Offering”) of up to 5,000,000 units (each a “Unit”) at a price of $0.20 US per Unit pursuant to Regulation S of the Securities Act. Each Unit will consist of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a three month period following the date of issuance at an exercise price equal to $0.25 US per share. We have received proceeds of $170,000 under the Foreign Units Offering but we have not issued any securities under this offering to date.

Proceeds from the Foreign Units Offering will be used to for the development and marketing of our NGDTM Technology and for general corporate purposes. There is no assurance that the Foreign Units Offering or any part of it will be completed.

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

Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in our Annual Report for the year ended June 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

If photovoltaic technology is not suitable for widespread adoption, or if sufficient demand for solar modules does not develop or takes longer to develop than we anticipate, we may never earn revenues or become profitable.

The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If photovoltaic technology proves unsuitable for widespread adoption or if demand for solar modules fails to develop sufficiently, we may be unable to grow our business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of photovoltaic technology and demand for solar modules, including the following:

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

We have incurred a net loss of $9,190,482 for the period from inception to December 31, 2011, and have earned no revenues to date. We expect to spend additional capital in order produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $14,322 as at December 31, 2011.

We do not believe that we have obtained sufficient financing to fund our anticipated expenditures for the next twelve months. There is no assurance that we will be able to obtain financing to continue our development and marketing of our NGDTM Technology.

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

As of December 31, 2011, we had cash in the amount of $14,322. Our total expenditures over the next twelve months are anticipated to be approximately $2,000,000, the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

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

On November 22, 2011, we issued 30,000 shares of our common stock to a consultant, pursuant to the terms of a business consulting agreement between the Company and the consultant dated April 19, 2010. These shares were issued in reliance on Regulation S of the Securities Act. The consultant represented that he was not a “U.S. Person” as defined under Regulation S of the Securities Act and not acquiring the shares for the account or benefit of a U.S. Person.

On December 7, 2011, we issued 400,000 units (each a “Unit”) at a price of $0.25 US per Unit pursuant to Regulation S of the Securities Act to one subscriber. Each Unit consisted of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a one year period following the date of issuance at an exercise price equal to $0.30 US per share. The subscriber represented that it was not a "U.S. Person" as defined under Regulation S of the Act and not acquiring the shares for the account or benefit of a U.S. Person.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.(3)
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(3)
3.4	Certificate of Amendment to Articles of Incorporation.(3)
3.5	Certificate of Amendment to Articles of Incorporation.(3)
3.6	Bylaws, as amended.(1)
10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.(3)
10.2	CEO Employment Agreement between Quantum and Daryl J. Ehrmantraut dated January 1, 2010.(4)
10.3	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010. (2)
10.4	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010. (2)
10.5	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.(3)
10.6	Consulting Agreement between Quantum and Caisey Harlingten dated April 19, 2010. (4)
10.7	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated July 27, 2010. (4)
10.8	Office Space Lease Agreement between Quantum and Guinness Business Center Ltd. dated June 21, 2010 and Addendum dated August 17, 2010. (4)
10.9	Finder’s Fee Agreement between Quantum and 1536476 Alberta Ltd. dated for reference August 30, 2010. (4)
10.10	Investor Relations Consulting Agreement between Quantum and Teatyn Enterprises Inc. dated for reference January 15, 2011.(5)
10.11	2011 Stock Incentive Plan.(6)
10.12	Task Order Agreement between Quantum and SgurrEnergy Ltd. dated April 28, 2011.(7)
10.13	Investor Relations Consulting Agreement between Quantum and John Thornton dated for reference March 1, 2011(8)
10.14	Public Relations Agreement dated June 21, 2011 between the Company and Vorticom Inc.(9)
10.15	Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)
10.16	English translation of the Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)
10.17	Consulting Agreement dated for reference July 8, 2011 between the Company and Quorum Capital Corporation.(11)
10.18	Executive Services Agreement dated for reference August 8, 2011 between the Company, Team Solar BV and Steven Pleging(12)

Exhibit
Number	Description of Exhibits
10.19	Employment Agreement dated effective September 1, 2011 between the Company and Stella Guo.(3)
10.20	Release Agreement dated October 5, 2011 between the Company and Quorum Capital Corporation.
10.21	Investor Relations Consulting Agreement dated December 1, 2011 between the Company and Pristine Capital Corp.(14)
10.22	Consulting Agreement dated December 1, 2011 between the Company and Mirador Consulting LLC.(14)
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.
(3)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 17, 2010.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 4, 2011.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 3, 2011.
(8)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2011 filed with the SEC on May 10, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2011.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2011.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 11, 2011.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 1, 2011.
(13)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 13, 2011.
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated:	February 7, 2012	By:	/s/ Steven Pleging
STEVEN PLEGING
Chief Executive Officer and President
(Principal Executive Officer)

Dated:	February 7, 2012	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)