Form 10-Q
period 2012-03-31
QUANTUM SOLAR POWER CORP.
filed 2012-05-15
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
[ x ]Yes [   ] No

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
As of May 8, 2012, the Issuer had 150,179,742 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Quantum” mean Quantum Solar Power Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
BALANCE SHEETS
Unaudited
(Expressed in United States Dollars)

	March 31,	June 30,
	2012	2011
		(Audited)
ASSETS

Current
Cash	$22,554	$343,289
Receivables	13,661	-
Prepaid expenses	14,732	1,676
Total Current Assets	50,947	344,965

Equipment (Note 3)	911,615	1,668
Patents (Note 4)	1,438,892	1,496,448

Total Assets	$2,401,454	$1,843,081

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$875,156	$162,417
Subscriptions received in advance (Note 6)	195,000	-
Loan payable (Note 5)	12,909	-
Total Liabilities	1,083,065	162,417

Stockholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized - no shares issued and outstanding Common stock, $0.001 par value 400,000,000 shares authorized and 150,179,742 shares outstanding as of March 31, 2012 (June 30, 2011 – 146,927,692) (Note 6)	150,179	146,927
Commitment to issue shares (Note 6)	18,700	60,000
Additional paid in capital (Note 6)	11,522,198	8,221,991
Accumulated deficit during development stage	(10,372,688)	(6,748,254)
Total Stockholders' Equity	1,318,389	1,680,664
Total Liabilities and Stockholders' Equity	$2,401,454	$1,843,081

Nature and continuance of operations (Note 1)
Subsequent event (Note 9)

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited
(Expressed in United States Dollars)

					For the
					period from
	For the three	For the three	For the nine	For the nine	April 14, 2004
	months ended	months ended	months ended	months ended	(Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011	2012

OPERATING EXPENSES
Amortization of equipment	$24,313	$278	$49,056	$834	$50,724
Amortization of patents	19,185	19,185	57,556	57,556	172,667
General and administrative (Note 8)	155,934	50,073	610,274	402,030	1,599,825
Professional fees	166,388	125,230	679,226	346,442	1,432,042
Research and development (Note 8)	353,569	614,390	1,234,208	1,885,314	4,239,492
Stock-based compensation (Note 6)	90,817	923,849	994,139	1,158,627	2,399,963

	(810,206)	(1,733,005)	(3,624,459)	(3,850,803)	(9,894,713)

OTHER ITEMS
Interest income	-	-	25	-	25
Impairment of intangible assets	-	-	-	-	(106,000)

	-	-	25	-	(105,975)

Loss and comprehensive loss for the period	$(810,206)	$(1,733,005)	$(3,624,434)	$(3,850,803)	$(10,000,688)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding	149,757,139	146,758,720	148,516,993	144,738,718

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited
(Expressed in United States Dollars)

					Accumulated	Total
			Additional Paid	Commitment to	Deficit During	Stockholders'
	Shares	Amount	in Capital	Issue Shares	the Dev. Stage	Equity
Balance, April 14, 2004 (Inception)	-	$-	$-	$-	$-	$-
Common shares issued at par	117,200,000	15	92,485	-	-	92,500
Loss	-	-	-	-	(9,557)	(9,557)
Balance, June 30, 2004	117,200,000	15	92,485	-	(9,557)	82,943
Loss	-	-	-	-	(40,111)	(40,111)
Balance, June 30, 2005	117,200,000	15	92,485	-	(49,668)	42,832
Loss	-	-	-	-	(26,654)	(26,654)
Balance, June 30, 2006	117,200,000	15	92,485	-	(76,322)	16,178
Loss	-	-	-	-	(15,652)	(15,652)
Balance, June 30, 2007	117,200,000	15	92,485	-	(91,974)	526
Common shares issued at $2.00 per share	100,000	100	199,900	-	-	200,000
Loss	-	-	-	-	(166,032)	(166,032)
Balance, June 30, 2008	117,300,000	115	292,385	-	(258,006)	34,494
Loss	-	-	-	-	(28,747)	(28,747)
Balance, June 30, 2009	117,300,000	115	292,385	-	(286,753)	5,747
Private placement	280,000	280	559,720	-	-	560,000
Share issuance costs	-	-	(4,140)	-	-	(4,140)
Stock-based compensation	-	-	159,709	-	-	159,709
Commitment to issue shares	-	-	-	112,632	-	112,632
Acquisition of patents	71,500,000	71,500	1,540,059	-	-	1,611,559
Shares issued for services	50,000	50	99,950	-	-	100,000
Par value reclassification	-	117,185	(117,185)	-	-	-
Return to treasury	(47,000,000)	(47,000)	47,000	-	-	-
Loss	-	-	-	-	(1,360,963)	(1,360,963)
Balance, June 30, 2010	142,130,000	142,130	2,577,498	112,632	(1,647,716)	1,184,544
Dividend-warrants	-	-	372,000	-	(372,000)	-
Private placement	4,049,560	4,049	4,045,511	-	-	4,049,560
Return to nonqualified investors	(8,000)	(8)	(15,992)	-	-	(16,000)
Exercise of warrants	372,000	372	3,348	-	-	3,720
Shares issued as finder’s fees	161,500	161	161,339	-	-	161,500
Share issuance costs	-	-	(390,237)	-	-	(390,237)
Stock-based compensation	-	-	1,246,115	-	-	1,246,115
Shares issued for services	222,632	223	222,409	(112,632)	-	110,000
Commitment to issue shares	-	-	-	60,000	-	60,000
Loss	-	-	-	-	(4,728,538)	(4,728,538)
Balance, June 30, 2011	146,927,692	146,927	8,221,991	60,000	(6,748,254)	1,680,664
Private placements	2,662,050	2,662	2,128,948	-	-	2,131,610
Shares issued for services	590,000	590	178,110	(60,000)	-	118,700
Share issuance costs	-	-	(990)	-	-	(990)
Stock-based compensation	-	-	994,139	-	-	994,139
Commitment to issue shares	-	-	-	18,700	-	18,700
Loss	-	-	-	-	(3,624,434)	(3,624,434)
Balance, March 31, 2012	150,179,742	$150,179	$11,522,198	$18,700	$(10,372,688)	$1,318,389

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited
(Expressed in United States Dollars)

			For the Period
	For the nine	For the nine	April 14, 2004
	months ended	months ended	(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(3,624,434)	$(3,850,803)	$(10,000,688)
Items not affecting cash:
Amortization of equipment	49,056	834	50,724
Amortization of patents	57,556	57,556	172,667
Impairment of intangible assets	-	-	106,000
Stock-based compensation	994,139	1,158,627	2,399,963
Shares for management services	-	-	100,000
Shares for consulting and management bonuses	137,400	140,000	420,032
Warrants for consultants		773
Changes in non-cash working capital items:
Increase in receivables	(13,661)	(29,988)	(13,661)
(Increase) decrease in prepaid expenses	(13,056)	9,699	(14,732)
(Decrease) increase in accounts payable and accrued liabilities	712,739	(122,420)	884,156
Net cash used in operating activities	(1,700,261)	(2,635,722)	(5,895,539)
CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(3,620)	-	(6,956)
Scientific equipment	(955,383)	-	(955,383)
Purchase of technology rights	-	-	(15,000)
Purchase of intangible assets	-	-	(100,000)
Net cash used in investing activities	(959,003)	-	(1,077,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable	12,909	-	12,909
Proceeds from line of credit and loans payable	-	-	43,713
Proceeds from issuance of common stock	2,131,610	3,973,060	7,033,670
Proceeds from exercise of warrants	-	3,720	3,720
Share issuance costs	(990)	(228,524)	(233,867)
Refunds to nonqualified investors	-	(16,000)	(16,000)
Subscriptions received in advance	195,000	-	195,000
Cash used to pay line of credit and loans payable	-	(18,713)	(43,713)
Net cash provided by financing activities	2,338,529	3,713,543	6,995,432

Change in cash during the period	(320,735)	1,077,821	22,554
Cash, beginning of period	343,289	70,230	-
Cash, end of period	$22,554	$1,148,051	$22,554
Supplemental disclosures with respect to cash flows (Note 7)

The accompanying notes are an integral part of these financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
MARCH 31, 2012

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

Going Concern

These financial statements have been prepared consistent with accounting policies generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. Currently, the Company has no sales and has incurred a loss of $3,624,434 for the nine months ended March 31, 2012 and an accumulated loss of $10,000,688 for the period from April 14, 2004 (inception) to March 31, 2012. The Company has been unable to fund research activities. Consequently, research activities have been suspended. The Company also relies on patents and contractual restrictions to protect intellectual property. The existing provisional and future patents could be challenged. These conditions indicate the existence of a material uncertainty that may cost a significant doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing, resume research activities and protect its proprietary process upon future profitable operations from development and commercialization of an NGD™.

Management is in the process of obtaining additional financing, which may involve debt or equity offerings, and negotiating an agreement to continue conducting research. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed. There are no assurances, however, with respect to the future success of these plans.

The accompanying financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars. The financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of March 31, 2012, the Company had not commenced its planned principal operations. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K, filed September 13, 2011, with the Securities Exchange Commission. For a full description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its fiscal year ended June 30, 2011 included in the Company’s Annual Report in Form 10-K for that year.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
MARCH 31, 2012

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (adopted July 1, 2010), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (July 1, 2011 for the Company). This guidance requires new disclosures only, and had no impact on the financial statements.

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
MARCH 31, 2012

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Although early adoption is permitted, the Company adopted ASU 2011-08 as of January 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of ASU 2011-08 did not have a material impact on the Company’s financial statements.

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
MARCH 31, 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements (cont’d)

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in Update No. 2011-05 that relate to the presentation of the reclassification adjustments. Under the amendments in Update No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update No. 2011-05 require that reclassification adjustments be presented in interim financial periods. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The Company has adopted this standard and it had no impact on the Company’s financial reporting and disclosures.

3.	EQUIPMENT

	Nine months ended			Year ended
	March 31, 2012			June 30, 2011

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Computer equipment	$6,956	$2,955	$4,001	$3,336	$1,668	$1,668

Scientific equipment	955,383	47,769	907,614	-	-	-

Total	$962,339	$50,724	$911,615	$3,336	$1,668	$1,668

During the nine months ended March 31, 2012, the Company purchased $940,343 of scientific equipment through the agreement with Canadian Integrated Optics International Ltd. of Douglas, Isle of Man (“CIOI”) (Note 4) and $15,040 of scientific equipment through another vendor. The Company began amortizing the equipment on October 1, 2011 with an estimated useful life of 5 years and has recorded $47,769 in accumulated amortization as at March 31, 2012.

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

In December 2009, the Company executed an agreement with CIOI to purchase technology and associated provisional patents related to the development of certain solar technology in exchange for 71,500,000 common stock of the Company valued at $1,611,559. The two provisional patents and the pending patent application have an estimated useful life of 21 years. The Company has recorded $172,667 in accumulated amortization as at March 31, 2012.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
MARCH 31, 2012

5.	LOAN PAYABLE

During the quarter ended March 31, 2012, the Company entered into a loan agreement in the amount of EUR 9,980 (US$12,909). The loan is non-interest bearing, unsecured and has no specific terms of repayment.

6.	STOCKHOLDERS’ EQUITY

On May 7, 2004, the Company issued 69,200,000 of its common shares for cash of $86,500.

On June 30, 2004, the Company issued 48,000,000 of its common shares for cash of $6,000.

The Company completed a private placement on April 15, 2008 to issue 100,000 common shares at a price of $2.00 per share. The net proceeds received were $200,000. No commissions were paid and no registration rights have been granted.

On December 16, 2009, the Company entered into an agreement with CIOI as amended, wherein the Company agreed to purchase all of their solar cell technology in consideration of 71,500,000 restricted shares of common stock. As part of the transaction, the Company’s President returned and cancelled 47,000,000 shares of the Company’s common stock.

In April 2010, 50,000 shares valued at $100,000 were issued as compensation for a performance bonus to a director of the Company.

In April 2010, the Company completed a private placement to issue 280,000 shares at a price of $2.00 per share. The net proceeds received were $560,000.

During the year ended June 30, 2011, 10,000 shares were issued through a private placement at $1 per share for proceeds of $10,000. A total of 161,500 shares valued at $161,500 were issued as finders’ fees.

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

During the year ended June 30, 2011, 60,000 shares valued at $60,000 for consulting services and 50,000 shares valued at $50,000 for a management performance bonus relating to services provided were issued.

During the quarter ended December 31, 2011, 1,974,000 shares were issued through a private placement at a stock price of $1.00 per share for net proceeds of $1,974,000. The Company paid $560 of share issuance costs in relation to the private placement. A further 400,000 shares were issued through a private placement at a stock price of $0.25 per share for net proceeds of $100,000.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
MARCH 31, 2012

6.	STOCKHOLDERS’ EQUITY (cont’d)

During the quarter ended December 31, 2011, 90,000 shares valued at $88,700 were issued in accordance to the terms of a consulting contract entered into during fiscal 2010, of which $60,000 was previously recorded as commitment to issue shares at June 30, 2011.

During the quarter ended December 31, 2011, 250,000 shares valued at $62,500 were issued for consulting services based on a consulting agreement entered on December 1, 2011.

During the quarter ended March 31, 2012, 288,050 units were issued through a private placement at a stock price of $0.20 per unit for net proceeds of $57,610. Each unit consists of one share and one share purchase warrant. Each warrant entitles the subscribers to purchase an additional common share at an exercise price of $0.25 per share, expiring on March 25, 2013. The Company paid $430 of share issuance costs in relation to the private placement.

During the quarter ended March 31, 2012, 250,000 shares valued at $27,500 were issued for consulting services based on a consulting agreement entered on December 1, 2011.

Commitment to issue shares

According to the terms of a contract entered into during the year ended June 30, 2010, the Company agreed to issue 10,000 shares per month to a consultant. As at March 31, 2012, the Company has a commitment to issue 60,000 common shares at a value of $18,700.

Subscriptions received in advance

During the quarter ended March 31, 2012, the Board of Directors of the Company approved an offering of up to 5,000,000 units at a price of $0.20 per unit of which $195,000 was received. Each unit will consist of one share and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share for a three month period following the date of issuance at an exercise price of $0.25.

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

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
MARCH 31, 2012

6.	STOCKHOLDERS’ EQUITY (cont’d) Stock options and warrants (cont’d)

Stock options and warrants are summarized as follows:

	Warrants		Stock Options
		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Stock	Exercise
	Warrants	Price	Options	Price

Balance outstanding at April 14, 2004 (inception) to June 30, 2009	-	$-	-	$-

Granted	-	-	500,000	0.50

Balance outstanding at June 30, 2010	-	-	500,000	0.50

Granted	372,000	0.01	-	-
Granted	50,000	1.90	-	-
Exercised	(372,000)	(0.01)	-	-
Granted	-	-	1,300,000	1.50

Balance outstanding at June 30, 2011	50,000	1.90	1,800,000	1.22

Expired/cancelled	(50,000)	(1.90)	(2,466,668)	(1.14)
Granted	288,050	0.25	1,666,668	1.00

Balance outstanding at March 31, 2012	288,050	$0.25	1,000,000	$0.35

Exercisable at March 31, 2012	288,050	$0.25	875,000	$0.35

The following table summarizes information about stock options and warrants outstanding at March 31, 2012:

	Number outstanding	Exercise Price	Expiry Date
Options	500,000	$0.50	January 1, 2013
	500,000	$0.20	March 6, 2016
Warrants	288,050	$0.25	March 25, 2013

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
MARCH 31, 2012

6.	STOCKHOLDERS’ EQUITY (cont’d)

Stock-based compensation

During the nine months ended March 31, 2012, the Company granted 1,666,668 options (2011 – 1,250,000) to employees and consultants of the Company, with a weighted average fair value of $0.86 (2011 - $0.75) per option, which are being recognized over the vesting periods of the options. The Company cancelled 1,666,668 of these options during the nine month period ended March 31, 2012.

Total stock-based compensation for the nine months ended March 31, 2012 was $994,139 (2011 - $1,158,627).

The Company used the Black-Scholes option pricing model to determine the fair value of options granted.

The fair value of stock options has been estimated with the following assumptions:

	Period ended	Year ended	Year ended
	March 31,	June 31,	June 31,
	2012	2011	2010

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	171.49%	143.30%	239%
Risk free interest rate	1.32%	2.62%	2.03%
Expected life of options	3.00 years	3.85 years	2.00 years

7.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the period
	For the nine	For the nine	For the nine	from April 14,
	months ended	months ended	months ended	2004 (inception)
	March 31, 2012	March 31, 2011	March 31, 2010	to March 31, 2012

Cash paid for interest	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-

Significant non-cash transaction for the nine months ended March 31, 2012 included:

a)	Reclassifying $60,000 from commitment to issue shares to common stock and additional paid in capital, for the issuance of 60,000 common shares.

Significant non-cash transactions for the nine months ended March 31, 2011 include the Company:

a)	Reclassifying $112,632 from commitment to issue shares to common stock and additional paid in capital, for the issuance of 112,632 common shares.
b)	Granting 372,000 warrants for a fair value of $372,000 to various shareholders as a dividend; and
c)	Issuing 161,500 common shares at a value of $161,500 as finder’s fees.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
MARCH 31, 2012

8.	RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2012, the Company:

a)

paid or accrued $111,302 (2011 - $Nil) for management fees to a director and officer of the Company, of which $32,872 (2011 - $Nil) is included in accounts payable and accrued liabilities as at March 31, 2012;

b)

paid or accrued $1,188,988 (2011 - $1,885,314) in research and development costs and $940,343 (2011 - $Nil) in scientific equipment with CIOI, a former significant shareholder, of which $515,730 (2011 – $224,471) is included in accounts payable and accrued liabilities as at March 31, 2012.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

9.	SUBSEQUENT EVENT

Subsequent to March 31, 2012, the Company:

	a)	In April 2012, the Company granted stock options to officers and directors of the Company to purchase 5,950,000 common shares, exercisable at an exercise price of $0.20 per share, expiring on April 12, 2015.

	b)	Entered into a loan agreement for the principal amount of CAD$475,000 (the “Loan”).

The Loan is to be advanced to the Company, subject to certain conditions, according to the following schedule:

(i) CAD$175,000 to be advanced on April 25, 2012 (held in escrow);
(ii) CAD$150,000 to be advanced on May 25, 2012; and
(iii) CAD$150,000 to be advanced on June 25, 2012.

The loan accrues interest at 9% per annum from the date of the first advance and matures on April 23, 2015. The loan will be secured by certain assets.

At any time lender may elect to receive shares in exchange for any portion of the principal or interest outstanding on the Loan on the basis of one share for each USD $0.02 of indebtedness converted. In the event of a default, the lender may elect to receive shares on the basis of one share for each USD $0.01 of indebtedness converted.

The funds and executed documents are held in escrow subject to reaching a new research agreement and can be rescinded at any time. There are no assurances that a new research agreement will be reached or that the Company will receive and funds from the Loan.

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

The NGD™ Technology, which is covered by two provisional U.S. patents and one Patent Cooperation Treaty Application, differs from conventional solar technology as it does not require expensive silicon based absorber components or rare earth elements. Our researchers at Simon Fraser University in British Columbia, Canada have developed and built a proof of concept prototype of a next generation device utilizing the NGD™ Technology (see “Technology Acquisition” and “NGDTM Technology” below).

During the nine months ended March 31, 2012, we invested in $955,383 technological equipment and $1,234,208 in research and development for our NGDTM Technology.

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

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report for the fiscal quarter ended December 31, 2011 with the SEC, we experienced the following significant corporate developments:

Changes to Executive Officers and Directors

We adjusted our operational strategy to increase research and development activities and decrease administrative expenses where possible.

On February 9, 2012, Stephen Pleging resigned as our President, Chief Executive Officer, Chairman and as a director in order to assist us in cutting non-research costs. Mr. Pleging remains a strong believer in our technology and is prepared to be involved as a consultant, particularly once the development of our NGDTM solar device reaches the appropriate stage. There were no disagreements between Mr. Pleging and us regarding any matter relating to our operations, policies or practices.

On February 9, 2012, Stella Guo resigned as our Vice President of Corporate Development and as a director in order to assist us in our efforts to reduce administrative costs to increase its research and development activities. Ms. Guo determined that her appointment as a director and officer was premature, as her services cannot be effectively utilized while the NGDTM technology is not yet at the stage where we should consider expanding its operations into Asia. When the NGDTM Technology is ready for licensing and commercial deployment, Ms. Guo will discuss with management and the Board of Directors whether they would like her to provide us with consulting services to assist us in strategic planning, developing strategic partnerships and facilitating agreements with Asian manufacturing partners. There were no disagreements between Ms. Guo and us regarding any matter relating to our operations, policies or practices.

On February 9, 2012, we appointed Andras Pattantyus-Abraham, as our President and Chief Executive Officer. Mr. Pattantyus-Abraham is our Chief Technology Officer and a director.

Issuance under Foreign Private Placement

On February 27, 2012, we issued 288,050 units (each a “Unit”) at a price of $0.20 per unit pursuant to Regulation S of the United States Securities Act of 1933, as amended (the “Act”). Each Unit consists of one share of our common stock and one share purchase warrant (each a “Warrant”). Each Warrant entitles the holder to purchase an additional share of our common stock for a three month period following the date of the issuance at an exercise price equal to $0.25 per share.

On March 26, 2012, we extended the expiry date of the Warrants from May 27, 2012 to March 25, 2013.

Issuance to Consultant

On March 27, 2012, we issued 250,000 shares of our common stock to Mirador Consulting LLC (“Mirador”) pursuant to the terms of a consulting agreement. Mirador represented that it is an “Accredited Investor” as defined under Regulation D of the Act.

Grant of Non-Qualified Stock Options

On April 12, 2012, we granted options (the “Options”) to purchase 5,950,000 shares of our common stock at a price of $0.20 per share to consultants and directors eligible under our 2011 Stock Incentive Plan. The Options expire on April 12, 2015.

The Options granted to our directors were as follows:

Name	Number of Options	Date Exercisable	Expiration Date
Andras Pattantyus Abraham	750,002 166,666 166,666 166,666	04/12/2012 06/30/2012 09/30/2012 12/31/2012	04/12/2015 04/12/2015 04/12/2015 04/12/2015
Daryl Ehrmantraut	937,502 104,166 104,166 104,166	04/12/2012 06/30/2012 09/30/2012 12/31/2012	04/12/2015 04/12/2015 04/12/2015 04/12/2015
Graham Hughes	250,000	4/12/2012	04/12/2015

Escrowed Loan Agreement

On April 23, 2012, we entered into a loan agreement (the “Loan Agreement”) with Foundation Freehold Ltd. (“Foundation”) for the principal amount of CDN $475,000 (the “Loan”). Our lawyers are holding the funds and executed documents in escrow and performance by all parties is subject to CIO-BC (as defined below) reaching a new agreement with SFU (as defined below). See “Technology Acquisition” below.

The Loan is to be advanced to us, subject to certain conditions, according to the following schedule:

(i)	$175,000 to be advanced on April 25, 2012 (which has been advanced to our lawyers);
(ii)	$150,000 to be advanced on May 25, 2012; and
(iii)	$150,000 to be advanced on June 25, 2012.

The loans are to be evidenced by promissory notes to be executed by us in favor of Foundation. We will be required to pay 9% annual interest on the Loan from the day of the first advance. The Loan is due on April 23, 2015. To secure the repayment of the Loan, we have agreed to provide a guarantee by 0935493 B.C. Ltd, our wholly owned subsidiary to be secured by a PVD 75 Deposition tool and Nova NanoSEM 430 Ultra-high resolution FESEM microscope.

At any time, Foundation may elect to receive shares of our common stock in exchange for any portion of the principal or interest outstanding on the Loan on the basis of one share for each USD $0.02 of indebtedness converted. In the event of a default, Foundation my elect to receive shares on the basis of one share for each USD $0.01 of indebtedness converted. Foundation represented that it was not a “US Person” as that term is defined by Regulation S of the Act.

We have not had enough cash to make our payments to CIO-BC for ongoing research and development costs. As a result, CIO-BC has fallen behind with its payments under the CIO-BC Research Agreement (as defined below) and the CIO-BC Research Agreement has been suspended by SFU. We are now working with CIO-BC to negotiate a new agreement with SFU. The new agreement with SFU, which has not been finalized or executed, will likely involve the pledging of some of our equipment other than the equipment pledged to secure under the Loan Agreement, as a security for obligations to SFU.

There are no assurances that a new agreement with SFU will be reached, that SFU will allow us to continue to use their facilities to conduct our research and development activities or that we will receive any funds the Loan agreement.

TECHNOLOGY ACQUISITION

We acquired the NGDTM Technology on December 16, 2009 by an agreement (the “Technology Acquisition Agreement”) with Canadian Integrated Optics (IOM) Limited, (“CIO”). In consideration of the NGD™ Technology, we issued 71,500,000 shares of our common stock to CIO (of which CIO transferred over 99% pursuant to the terms of a takeover bid, under Canadian Securities Laws) and Desmond Ross, our former director and executive officer, returned 47,000,000 shares to the treasury. Under the Technology Acquisition Agreement, we also agreed to pay CIO, or such other parties designated by CIO, including Canadian Integrated Optics (BC) Ltd. (“CIO-BC”), for ongoing development and research costs under CIO-BC’s existing research agreement (the “CIO-BC Research Agreement) with Simon Fraser University (“SFU”). The initial term of the CIO-BC Research Agreement was until July 30, 2010.

Subsequent to entering into the Technology Acquisition Agreement, CIO-BC entered into an amendment agreement to the CIO-BC Research Agreement, whereby SFU agreed to extend the term until December 31, 2010. On December 23, 2010, CIO-BC entered into another amendment agreement dated January 1, 2011, whereby SFU agreed to further extend the term until July 31, 2011. On July 28, 2011, CIO-BC entered into another amendment agreement dated July 2, 2011, whereby SFU agreed to further extend the term until December 31, 2011. CIO-BC entered into another amendment agreement dated January 2, 2012, whereby SFU agreed to further extend the term until June 29, 2012 and in consideration of which we will pay $594,401 CDN plus expenses, during the term.

We have not had enough cash to make our payments to CIO-BC for ongoing research and development costs. As a result, CIO-BC has fallen behind with its payments under the CIO-BC Research Agreement and the CIO-BC Research Agreement has been suspended by SFU. We are now working with CIO-BC to negotiate a new agreement with SFU. We have entered into the Loan Agreement, which will allow us to continue our research and development activities. However, the Loan Agreement and the first advance thereunder are held in escrow contingent on SFU allowing us to use their facilities to continue our research and development activities. There are no assurances that a new agreement with SFU will be reached, that SFU will allow us to continue to use their facilities to conduct our research and development activities or that we will be advanced any funds under the Loan agreement.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine month period ended March 31, 2012 and changes in our financial condition from June 30, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 13, 2011.

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

There is no assurance that we will be able to obtain sufficient financing to proceed with our plan of operation.

RESULTS OF OPERATIONS

Three and Nine	Three Months Ended		Percentage	Nine Months Ended		Percentage
Months Summary	March 31		Increase /	March 31		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(810,206)	(1,733,005)	(53.2)%	(3,624,459)	(3,850,803)	(5.9)%
Net Loss	$(810,206)	$(1,733,005)	(53.2)%	$(3,624,434)	$(3,850,803)	(5.9)%

For the period from inception on April 14, 2004 to March 31, 2012, we have not earned any operating revenue. We had an accumulated net loss of $10,000,688 since inception. We incurred total operating expenses of $9,894,713 since inception.

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

Operating Expenses

We have incurred operating expenses in the amount of $810,206 for the fiscal quarter ended March 31, 2012. Operating expenses for this period included the following expenses:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percentage Increase / (Decrease)	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011	Percentage Increase / (Decrease)
Amortization of equipment	$24,313	$278	8645.7%	$49,056	$834	5782.0%
Amortization of patents	19,185	19,185	0.0%	57,556	57,556	0.0%
General and administrative	155,934	50,073	211.4%	610,274	402,030	51.8%
Professional fees	166,388	125,230	32.9%	679,226	346,442	96.1%
Research and Development	353,569	614,390	(42.5)%	1,234,208	1,885,314	(34.5)%
Stock Based Compensation	90,817	923,849	(90.2)%	994,139	1,158,627	(14.2)%
Total Operating Expenses	$810,206	$1,733,005	(53.2)%	$3,624,459	$3,850,803	(5.9)%

Our operating expenses for the three and nine months ended March 31, 2012 have decreased as a result of decreased operations in the development of our NGDTM Technology. This has resulted in decreased research and development activities. The decrease was partially offset by increased general and administrative expenses and increased professional fees.

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

Net Loss

We incurred a loss in the amount of $10,000,668 for the period from inception to March 31, 2012. Our loss was attributable to the costs of operating expenses which primarily consisted of research and development costs, general and administrative expenses and professional fees paid in connection with preparing and filing our Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2012	At June 30, 2011	Increase / Decrease
Current Assets	$50,947	$344,965	(85.2)%
Current Liabilities	(1,083,065)	(162,417)	566.8%
Working Capital Surplus (Deficit)	$(1,032,118)	$182,548	(665.4)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2011
Cash Used in Operating Activities	$(1,700,261)	$(2,635,722)
Cash Provided by Investing Activities	959,003	-
Cash Provided by Financing Activities	2,338,529	3,713,544
Net Increase (Decrease) in Cash During Period	$(320,735)	$1,077,821

As at March 31, 2012, we had cash of $22,554 and a working capital deficit of $1,032,118.

The change in our working capital at March 31, 2012 from our year ended June 30, 2011 is primarily a result of increases in accounts payable and accrued liabilities and decreases in cash. The decrease in our cash flows during the nine month period ended on March 31, 2012 is primarily due to purchases of equipment used in our research and development activities and decreases in proceeds from the issuance of our common stock.

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

Future Financings

As of March 31, 2012, we had cash on hand of $22,554. Since our inception, we have used proceeds from the sales of our common stock to raise money for our operations and for our technology acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2011, that there is substantial doubt that we will be able to continue as a going concern.

On January 13, 2012, our Board of Directors approved an offering (the “Foreign Units Offering”) of up to 5,000,000 units (each a “Unit”) at a price of $0.20 US per Unit pursuant to Regulation S of the Securities Act. Each Unit will consist of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a three month period following the date of issuance at an exercise price equal to $0.25 US per share. On February 27, 2012, we issued 288,050 Units for proceeds of $57,610 under the Foreign Units Offering. As of March 31, 2012, we have received subscriptions for additional proceeds of $195,000 under the Foreign Units Offering but we have not yet issued the securities to the subscribers.

We have no revenues to date from our inception. We anticipate continuing to rely on loans or equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. We do not believe that we have obtained sufficient financing to cover our anticipated expenses over the next four months. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

As at March 31, 2012, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in our Annual Report for the year ended June 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter months ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

CIO-BC Agreement is currently suspended. If CIO-BC cannot reach an agreement with SFU, we will not receive any funds under the Loan Agreement and may not be able to continue our research and development activities on our NGDTM Technology.

We have not had enough cash to make our payments to CIO-BC for ongoing research and development costs. As a result, CIO-BC has fallen behind with its payments under the CIO-BC Research Agreement and the CIO-BC Research Agreement has been suspended by SFU. We are now working with CIO-BC to negotiate a new agreement with SFU. We have entered into the Loan Agreement, which will allow us to continue our research and development activities. However, the Loan Agreement and the first advance thereunder are held in escrow contingent on SFU allowing us to use their facilities to continue our research and development activities. There are no assurances that a new agreement with SFU will be reached, that SFU will allow us to continue to use their facilities to conduct our research and development activities or that we will be advanced any funds under the Loan agreement.

We will require financing to conduct further research and development activities. There is no assurance that we will be able to secure financing on acceptable terms or at all.

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

We have incurred a net loss of $10,000,688 for the period from inception to March 31, 2012, and have earned no revenues to date. We expect to spend additional capital in order produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $22,554 as at March 31, 2012.

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

As of March 31, 2012, we had cash in the amount of $22,554. We have not obtained sufficient financing to fund our anticipated business activities over the next four months. Our total expenditures over the next twelve months are anticipated to be approximately $1,100,000 the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

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

Our success is dependent in part on the services of certain key management personnel, including Dr. Andras Pattantyus-Abraham our Chief Executive Officer, President and Chief Technology Officer, Graham R. Hughes, our Chief Financial Officer, Secretary and Treasurer, and Daryl J. Ehrmantraut our Chief Operating Officer. We have an employment agreement with Mr. Ehrmantraut. We do not have employment agreements with Mr. Hughes or Dr. Pattantyus-Abraham. We do not have any employment agreements with any third parties providing services to us. The experience of these individuals is an important factor contributing to our success and growth and the loss of one or more of these individuals could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

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

Issuance under Foreign Units Offering

On February 27, 2012, we issued 288,050 units (each a “Unit”) at a price of $0.20 per unit pursuant to Regulation S of the United States Securities Act of 1933, as amended (the “Act”). Each Unit consists of one share of our common stock and one share purchase warrant (each a “Warrant”). Each Warrant entitles the holder to purchase an additional share of our common stock for a three month period following the date of the issuance at an exercise price equal to $0.25 per share.

On March 26, 2012, we extended the expiry date of the Warrants from May 27, 2012 to March 25, 2013.

Issuance to Consultant

On March 27, 2012, we issued 250,000 shares of our common stock to Mirador Consulting LLC, (“Mirador”) pursuant to the terms of a consulting agreement. Mirador represented that it is an “Accredited Investor” as defined under Regulation D of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.(3)
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(3)
3.4	Certificate of Amendment to Articles of Incorporation.(3)
3.5	Certificate of Amendment to Articles of Incorporation.(3)
3.6	Bylaws, as amended.(1)
10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.(3)
10.2	CEO Employment Agreement between Quantum and Daryl J. Ehrmantraut dated January 1, 2010.(4)
10.3	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010. (2)
10.4	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010. (2)
10.5	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.(3)
10.6	Consulting Agreement between Quantum and Caisey Harlingten dated April 19, 2010. (4)
10.7	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated July 27, 2010. (4)
10.8	Office Space Lease Agreement between Quantum and Guinness Business Center Ltd. dated June 21, 2010 and Addendum dated August 17, 2010. (4)
10.9	Finder’s Fee Agreement between Quantum and 1536476 Alberta Ltd. dated for reference August 30, 2010. (4)
10.10	Investor Relations Consulting Agreement between Quantum and Teatyn Enterprises Inc. dated for reference January 15, 2011.(5)
10.11	2011 Stock Incentive Plan.(6)
10.12	Task Order Agreement between Quantum and SgurrEnergy Ltd. dated April 28, 2011.(7)
10.13	Investor Relations Consulting Agreement between Quantum and John Thornton dated for reference March 1, 2011(8)
10.14	Public Relations Agreement dated June 21, 2011 between the Company and Vorticom Inc.(9)
10.15	Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)
10.16	English translation of the Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)
10.17	Consulting Agreement dated for reference July 8, 2011 between the Company and Quorum Capital Corporation.(11)
10.18	Executive Services Agreement dated for reference August 8, 2011 between the Company, Team Solar BV and Steven Pleging(12)

Exhibit
Number	Description of Exhibits
10.19	Employment Agreement dated effective September 1, 2011 between the Company and Stella Guo.(3)
10.20	Release Agreement dated October 5, 2011 between the Company and Quorum Capital Corporation.(14)
10.21	Investor Relations Consulting Agreement dated December 1, 2011 between the Company and Pristine Capital Corp.(15)
10.22	Consulting Agreement dated December 1, 2011 between the Company and Mirador Consulting LLC.(15)
14.1	Code of Ethics.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.
(3)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 17, 2010.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 4, 2011.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 3, 2011.
(8)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2011 filed with the SEC on May 10, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2011.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2011.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 11, 2011.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 1, 2011.
(13)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 13, 2011.
(14)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated:	May 14, 2012	By:	/s/ Andras Pattantyus-Abraham
ANDRAS PATTANTYUS-ABRAHAM
Chief Executive Officer, President and Chief
Technology Officer
(Principal Executive Officer)

Dated:	May 14, 2012	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)