Form 10-K
period 2012-06-30
QUANTUM SOLAR POWER CORP.
filed 2012-10-15
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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
Yes [X]     No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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
$29,372,923 on the basis of the price at which the common equity was sold stock on December 30, 2011.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
154,429,742 as at September 18, 2012.

QUANTUM SOLAR POWER CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2012

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

The NGD™ Technology, which is covered by two provisional U.S. patents and one Patent Cooperation Treaty Application, differs from conventional solar technology as it does not require expensive silicon based absorber components or rare earth elements. We have developed and built a proof of concept prototype of a next generation device utilizing the NGD™ Technology (see “Technology Acquisition” and “NGDTM Technology” below).

We are a development stage company. We have not earned any revenue to date nor have we engaged in any licensing agreements to date. We do not anticipate earning revenue until we have completed the development and testing of our NGD™ Technology. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license products incorporating our solar power generation devices, once development and testing is complete. We have limited operations. Our research activities are currently suspended until we can pay outstanding creditors and fund continued research activities of which there is no assurance.

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report for the fiscal quarter ended March 31, 2012 with the SEC, we experienced the following significant corporate developments:

Loan Agreement

On April 23, 2012, we secured an aggregate of $475,000 CDN in debt financing (the “Loan”) from Foundation Freehold Ltd. (“Foundation”). $343,000 CDN was advanced before our fiscal year ended June 31, 2012 and the remaining $132,000 CDN was advanced subsequent to our fiscal year end. At any time, Foundation may elect to receive shares of our common stock in exchange for any portion of the principal or interest outstanding on the Loan on the basis of one share for each CDN $0.02 of indebtedness converted. In the event of a default, Foundation may elect to receive shares on the basis of one share for each CDN $0.01 of indebtedness converted (the “Reduced Conversion Rate”). Foundation represented that it was not a “US Person” as that term is defined by Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).

The Loan is evidenced by promissory notes we executed in favor of Foundation. We are required to pay 9% annual interest on the Loan from April 25, 2012, the day of the first advance. The Loan is payable on April 23, 2015 and secured by a guarantee of our wholly owned subsidiary, 0935493 B.C. Ltd (“SubCo”) charging, in favor of Foundation, one of our PVD 75 Deposition tools and our Nova NanoSEM 430 Ultra-high resolution FESEM microscope to the indebtedness.

The Loan is currently in default because of our failure to pay interest that was due on September 30, 2012. We are in discussions with Foundation to settle the indebtedness of which there is no assurance.

On October 12, 2012, we entered into an amendment agreement (the “Amended Loan Agreement”) with Foundation. Under the terms of the Amended Loan Agreement, Foundation advanced us an additional $25,000 CDN and we reduced the Reduced Conversion Rate by 20% from $0.01 CDN to $0.008 CDN.

Amendment to CIO-BC Research Agreement

On May 23, 2012, Canadian Integrated Optics (BC) Ltd. (“CIO-BC”), a company that conducts research and development activities on the NGDTM Technology on our behalf, entered into its sixth amendment agreement (the “Amended Research Agreement”) to the research agreement (the “CIO-BC Research Agreement”) with Simon Fraser University (“SFU”). The Amended Research Agreement was dated effective April 15, 2012. Under the terms of the Agreement, CIO-BC issued SFU a promissory note (the “Promissory Note”) in the amount of CDN $452,749 in respect of previous research activities conducted on our behalf. The Promissory Note bears interest at a rate of 9% per annum. To secure payment under the Amended Research Agreement, We, along with SubCo, have agreed to provide a secured guarantee to SFU of the Promissory Note, charging, in favor of SFU, three of our PVD 75 Deposition tools.

We are currently in default of our obligation to pay the indebtedness under the Promissory Note and have proposed that SFU take the three PVD 75 Deposition tools in settlement of the indebtedness.

Consulting Agreement

On May 23, 2012, our Board of Directors ratified, confirmed and approved the entry into a consulting agreement (the “Consulting Agreement”) with Dr. Edward Sargent dated effective March 9, 2012. The term of the Consulting Agreement is one year from the effective date. The Consulting Agreement may be terminated, without cause, on 30 days notice. Under the terms of the Consulting Agreement, Dr. Sargent has agreed to act as Chairman of our newly formed science advisory board (the “Science Advisory Board”) and will be required to perform the following services (the “Services”):

(1)	Recruit new Science Advisory Board members;

(2)	Participate in monthly advisory calls;

(3)	Chair quarterly Science Advisory Board meetings; and

(4)	Be accessible to the Corporation to provide guidance on business and technology strategy issues.

In consideration of the Services, we granted 250,000 non-qualified options (the “Options”) to Dr. Sargent, entitling him to purchase shares of our common stock at a price of $0.165 per share, exercisable until March 1, 2014. As at September 18, 2012, 125,002 of the Options are fully vested and 124,998 Options will vest in increments of 20,833 Options per month during the six-month period ended February 28, 2013. The Options were granted under our 2011 Stock Incentive Plan.

Science Advisory Board

On May 23, 2012, our Board of Directors approved the formation of the Science Advisory Board and appointed Dr. Sargent as our first member and Chairman. Dr. Sargent, will be responsible for recruiting and appointing additional Science Advisory Board members.

The Science Advisory Board’s duties include the following:

(1)	Preparing objective evaluations of our progress in science and technology;

(2)	Acting as ambassadors for us and our technology; and

(3)	Evaluating new technologies and intellectual property.

Issuance of Securities

On August 3, 2012, we issued 3,900,000 units (each a “Unit”) at an effective price of $0.05 per Unit for total proceeds of $195,000 in satisfaction of subscriptions received during our fiscal quarter ended March 30, 2012. The issuance was completed pursuant to the provisions of Regulation S of the Act. Each Unit consisted of one share of our common stock and one share purchase warrant exercisable at a price of $0.25 per share until November 3, 2012. We issued an additional 290,000 shares to two fundraisers as payment of finder’s fees related to the offering. Each subscriber and fundraiser represented that they were not a “U.S. Person” as that term is defined under Regulation S of the Securities Act and was not acquiring the shares for the account or benefit of any U.S. Person.

Also on August 3, 2012, we issued 60,000 shares to a consultant. The shares were issued as compensation under the terms of a consulting agreement. The issuance was completed pursuant to the provisions of Regulation S of the Act. The consultant represented that he was not a “U.S. Person” as that term is defined in Regulation S of the Act and was not acquiring the shares for the account or benefit of any U.S. Person.

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

Subsequent to entering into the Technology Acquisition Agreement, CIO-BC entered into an amendment agreement to the CIO-BC Research Agreement, whereby SFU agreed to extend the term until December 31, 2010. On December 23, 2010, CIO-BC entered into another amendment agreement dated January 1, 2011, whereby SFU agreed to further extend the term until July 31, 2011. On July 28, 2011, CIO-BC entered into another amendment agreement dated July 2, 2011, whereby SFU agreed to further extend the term until December 31, 2011. CIO-BC entered into another amendment agreement dated January 2, 2012, whereby SFU agreed to further extend the term until June 29, 2012 and in consideration of which we will pay $594,401 CDN plus expenses, during the term. During our fiscal year ended June 30, 2012, we entered into another amendment to the research agreement (the “Amended Research Agreement”) dated effective April 15, 2012. Under the terms of the Agreement, CIO-BC issued SFU a promissory note (the “Promissory Note”) in the amount of CDN $452,749 in respect of previous research activities conducted on our behalf. The Promissory Note bears interest at a rate of 9% per annum. We, along with our wholly owned subsidiary 0935493 B.C. Ltd, guaranteed the Promissory Note with three of our PVD 75 Deposition Tools.

We have had insufficient funds to make our payments to CIO-BC for ongoing research and development activities conducted at SFU. As a result, CIO-BC has fallen behind with its payments under the Amended Research Agreement and the Amended Research Agreement has been suspended by SFU. We are currently evaluating our research options going forward. We have focused our activities on arranging financing to pay outstanding liabilities and fund continued research and development activities. There is no assurance that we will be able to secure sufficient financing on acceptable terms or at all.

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

Renewable energy is the fastest growth segment of the electrical generation market. Solar power may ultimately be the answer to the energy needs of the world. In 2012, however, solar power remains ill-equipped for prime time deployment. This is due to the costs of installing such systems and therefore of the cost of the electrical energy they generate being much higher than the alternatives. There are at least two easily addressed causes for the high cost of solar, one is the costs of the panels themselves and the other is their energy conversion efficiency.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

Our research and development activities are currently suspended as a result of outstanding indebtedness to SFU. We expended $2,710,407 on research and development during the fiscal year ended June 30, 2012.

PATENTS AND TRADEMARKS

We have made one international patent cooperation treaty (PCT) application, PCT/CA2011/050471, filed on July 29, 2011, and published on March 2, 2012. The priority date is July 30, 2010. This PCT application pertains to our intellectual property from our previous provisional patent applications (US 61/424,252 and 61/434,727).

The PCT application provides us a 30-month window from the priority date to determine which applicable countries we will be pursuing patent protection.

EMPLOYEES

We have no employees other than our executive officers Mr. Ehrmantraut and Dr. Pattantyus-Abraham.

ITEM 1A.           RISK FACTORS.

Amended Research Agreement is currently suspended we are not be able to continue our research and development activities on our NGDTM Technology at SFU.

We have not had enough cash to make our payments to CIO-BC for ongoing research and development costs. As a result, CIO-BC has fallen behind with its payments under the Amended Research Agreement and the CIO-BC Research Agreement has been suspended by SFU. There are no assurances that a new agreement with SFU will be reached, that SFU will allow us to continue to use their facilities to conduct our research and development activities. We will require financing to repay the debt owed on the Promissory Note and conduct further research and development activities. There is no assurance that we will be able to secure financing on acceptable terms or at all.

CIO-BC has defaulted on the Promissory Note that we have guaranteed and we have defaulted on the interest payments on the Loan from Foundation. As a result, we may lose all four of our PVD 75 Deposition tools and our Nova NanoSEM 430 Ultra-high resolution FESEM microscope.

SFU has made a demand on the outstanding balance of the Promissory Note and Foundation has made a demand on the interest payable on the Loan. The Loan is currently in default because of our failure to pay interest that was due on September 30, 2012. We do not have sufficient finances to pay the outstanding interest on the Loan and the outstanding balance due on the Promissory Note. As a result, we may lose all four of our PVD 75 Deposition tools and our Nova NanoSEM 430 Ultra-high resolution FESEM microscope. If we lose all of our equipment, our business may fail. There is no assurance that we will be able to negotiate an alternative arrangement with Foundation or SFU or that we will obtain sufficient financing to settle our outstanding debts.

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

We have incurred a net loss of $13,755,070 for the period from inception to June 30, 2012, and have earned no revenues to date. We expect to spend additional capital in order produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $29,432 as at June 30, 2012.

We do have sufficient financing to fund our anticipated expenditures for the next twelve months. We currently do not have sufficient arrangements for future financing and we may not be able to obtain financing when required.

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

We have not obtained sufficient financing to fund our anticipated business activities over the next twelve months. Our total expenditures over the next twelve months are anticipated to be approximately $1,700,000 the majority of which is due to the development and marketing of our products and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act. Depending on the success of our initial marketing efforts, we estimate that we will require further funding to implement an advertising campaign to establish and enhance awareness of our products.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our June 30, 2012 year end audited financial statements, we are in the development stage of operations, have had losses from operations since inception, and have insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the fiscal year end, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

If we fail to re-negotiate our secured debt obligations to our secured creditors, we could lose our assets and be forced to discontinue our business.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES.

Our principal office is located at Suite #300, located in the Guinness Tower, 3rd Floor at 1055 West Hastings Street, Vancouver, British Columbia, V6E 2E9 Canada.

ITEM 3.             LEGAL PROCEEDINGS.

None.

ITEM 4.             MINE SAFETY DISCLOSURES

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

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2011	2.50	1.75
2nd Quarter 2011	2.25	2.24
3rd Quarter 2011	2.80	1.50
4th Quarter 2011	1.51	0.51
1st Quarter 2012	1.10	0.55
2nd Quarter 2012	0.9	0.18
3rd Quarter 2012	0.28	0.07
4th Quarter 2012	0.12	0.04

The high and low close price information provided above was obtained from the Yahoo Finance and the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of September 18, 2012, there were 154,429,742 shares of our common stock issued and outstanding that are held of record by 260 registered stockholders. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

On August 3, 2012, we issued 3,900,000 units (each a “Unit”) at an effective price of $0.05 per Unit for total proceeds of $195,000 in satisfaction of subscriptions received during our fiscal quarter ended March 30, 2012. The issuance was completed pursuant to the provisions of Regulation S of the Act. Each Unit consisted of one share of our common stock and one share purchase warrant exercisable at a price of $0.25 per share until November 3, 2012. We issued an additional 290,000 shares to two fundraisers as payment of finder’s fees related to the offering. Each subscriber and fundraiser represented that they were not a “U.S. Person” as that term is defined under Regulation S of the Securities Act and was not acquiring the shares for the account or benefit of any U.S. Person.

Also on August 3, 2012, we issued 60,000 shares to a consultant. The shares were issued as compensation under the terms of a consulting agreement. The issuance was completed pursuant to the provisions of Regulation S of the Act. The consultant represented that he was not a “U.S. Person” as that term is defined in Regulation S of the Act and was not acquiring the shares for the account or benefit of any U.S. Person.

ITEM 6.             SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the year ended June 30, 2012 and changes in our financial condition from June 30, 2011.

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

Our research activities are currently suspended. We will need to acquire additional financing to pay outstanding liabilities and to fund additional research and development activities. There is no assurance that we will be able to obtain sufficient financing to proceed with our plan of operation.

RESULTS OF OPERATION

For the period from inception on April 14, 2004 to June 30, 2012, we have not earned any operating revenue. We had an accumulated net loss of $13,755,070 since inception. We incurred total operating expenses of $13,649,070 since inception.

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

Administrative Expenses

Administrative expenses for this period included the following expenses:

Administrative Expenses	Fiscal Year Ended June 30		Percentage
			Increase/
	2012	2011	(Decrease)
Amortization of Equipment	$1,715	$1,112	54.2%
Amortization of Patents	1,496,448	76,741	1,850.0%
General And Administrative	650,924	539,105	20.7%
Interest and Accretion of Convertible Loan	339,642	-	100.0%
Professional Fees	818,041	543,419	50.5%
Research and Development	2,710,407	2,322,046	16.7%
Stock Based Compensation	1,361,639	1,246,115	9.3%
Total Administrative Expenses	$7,378,816	$4,728,538	56.0%

Our administrative expenses for the fiscal year ended 2012 have increased primarily as a result of increases in amortization of equipment and patents, general and administrative expenses, interest and accretion of convertible loan, professional fees, research and development and stock based compensation.

General and administrative expenses primarily relate to fees paid to our officers, directors, consultants and employees.

Interest and Accretion of Convertible Loan relates to our Loan from Foundation Freehold Ltd.

Stock based compensation relates to recorded expenses for stock options granted to our directors, officers and consultants.

Professional fees related to meeting our ongoing reporting requirements with the SEC and consultant fees for investor relations activities.

Subject to obtaining sufficient financing, we anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our development, of our NGD™ solar cell technology. We also anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a loss in the amount of $13,755,070 for the period from inception to June 30, 2012. Our loss was attributable to the costs of operating expenses which primarily consisted of research and development costs, general and administrative expenses, amortization of equipment and patents, stock based compensation, expenses related to loans received and preparing and filing our Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At June 30, 2012	At June 30, 2011	Increase /(Decrease)
Current Assets	$36,934	$344,965	(89.3)%
Current Liabilities	(1,567,857)	(162,417)	865.3%
Working Capital Surplus (Deficit)	$(1,530,923)	$182,548	(938.6)%

Cash Flows

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011
Cash Flows used in Operating Activities	$(2,969,910)	$(3,440,271)
Cash Flows used in Investing Activities	(3,620)	-
Cash Flows provided by Financing Activities	2,659,673	3,713,330
Net Increase (Decrease) in Cash During Period	$(313,857)	$273,059

As at June 30, 2012, we had cash of $29,432 and a working capital deficit of $1,530,923.

The change in our working capital at June 30, 2012 from our year ended June 30, 2011 are primarily a result of increases in accounts payable and accrued liabilities, the recording of loans payable and decreases in cash. The decrease in our cash flows during the year ended on June 30, 2012 is primarily due to purchases of equipment used in our research and development activities and decreases in proceeds from the issuance of our common stock. The decrease in our cash used during the period ended on June 30, 2012, from the comparable periods of the preceding fiscal years are due decreased research and development activities related to our NGDTM Technology. This was partially offset by our professional fees related to the preparation of our current, quarterly and annual reports filed on Forms 8-K, 10-Q and 10-K respectively, with the SEC and from the fact that we had no revenue on June 30, 2012.

Future Financings

As of June 30, 2012, we had cash on hand of $29,432. Since our inception, we have used proceeds from the sales of our common stock and loans to fund our operations and for our technology acquisition. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended June 30, 2012, that there is substantial doubt that we will be able to continue as a going concern.

On August 17, 2012, our Board of Directors approved an offering (the “Foreign Units Offering”) of up to 10,000,000 shares (the “Shares”) at a price of $0.02 US per Share pursuant to Regulation S of the Securities Act. To date we have not received any subscriptions under this offering.

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

Off-Balance Sheet Arrangements

On May 23, 2012, Canadian Integrated Optics (BC) Ltd. (“CIO-BC”), a company that conducts research and development activities on the NGDTM Technology on our behalf, entered into its sixth amendment agreement (the “Amended Research Agreement”) to the research agreement (the “CIO-BC Research Agreement”) with SFU. The Amended Research Agreement was dated effective April 15, 2012. Under the terms of the Agreement, CIO-BC issued SFU a promissory note (the “Promissory Note”) in the amount of CDN $452,749 in respect of previous research activities conducted on our behalf. The Promissory Note bears interest at a rate of 9% per annum.

To secure payment under the Amended Research Agreement, We, along with SubCo, have agreed to provide a secured guarantee to SFU of the Promissory Note, charging, in favor of SFU, three of our PVD 75 Deposition tools.

We entered into this arrangement with SFU in order to ensure that research and development activities could continue. In the event that CIO defaults on the Promissory Note, SFU will be able to collect from us. Our research activities with SFU have been suspended due to non-payment. SFU has made a demand for payment of the Promissory Note and we are in default. We may lose three of our PVD 75 Deposition tools if we cannot settle the outstanding indebtedness.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are included in the Notes to our Financial Statements contained in this Annual Report on Form 10-K.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

1.	Report of Independent Registered Public Accounting Firms:

2.	Audited Consolidated Financial Statements for the year ended June 30, 2012, including:

a.	Consolidated Balance Sheets as at June 30, 2012 and 2011;

b.	Consolidated Statements of Operations for the years ended June 30, 2012 and 2011 and accumulated from inception to June 30, 2012;

c.	Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011 and accumulated from inception to June 30, 2012;

d.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception to June 30, 2012; and

e.	Notes to the Consolidated Financial Statements.

DAVIDSON & COMPANY LLP
	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Quantum Solar Power Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Quantum Solar Power Corp. as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 2012 and 2011 and for the period from April 14, 2004 (inception) to June 30, 2012. Quantum Solar Power Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantum Solar Power Corp. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011, and for the period from April 14, 2004 (inception) to June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Quantum Solar Power Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, defaulted on loan and operating agreements and has no current source of revenue that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

October 12, 2012

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	June 30,	June 30,
	2012	2011
ASSETS

Current
Cash	$29,432	$343,289
Receivables	6,852	-
Prepaid expenses	650	1,676
Total Current Assets	36,934	344,965

Equipment (Note 3)	3,573	1,668
Patents (Note 4)	-	1,496,448

Total Assets	$40,507	$1,843,081

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$1,218,361	$162,417
Loans payable (Note 5)	12,910	-
Convertible loan (Note 6)	336,586	-
Total Liabilities	1,567,857	162,417

Stockholders' equity (deficiency)
Preferred stock, $0.001 par value 10,000,000 shares authorized - no shares issued and outstanding Common stock, $0.001 par value 400,000,000 shares authorized and 150,179,742 shares outstanding as of June 30, 2012 (2011 – 146,927,692) (Note 7)	150,179	146,927
Subscriptions received in advance (Note 7)	195,000	-
Commitment to issue shares (Note 7)	18,700	60,000
Additional paid in capital (Note 7)	12,235,841	8,221,991
Accumulated deficit during development stage	(14,127,070)	(6,748,254)
Total Stockholders' Equity (Deficiency)	(1,527,350)	1,680,664
Total Liabilities and Stockholders' Equity (Deficiency)	$40,507	$1,843,081

Nature and continuance of operations (Note 1)
Subsequent event (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

			For the
			period from
	For the	For the	April 14, 2004
	year ended	year ended	(Inception) to
	June 30,	June 30,	June 30,
	2012	2011	2012

OPERATING EXPENSES
Amortization of equipment	$1,715	$1,112	$3,383
Amortization of patents	1,496,448	76,741	1,611,559
General and administrative (Note 9)	650,924	539,105	1,640,475
Interest and accretion of convertible loan	339,642	-	339,642
Professional fees	818,041	543,419	1,570,857
Research and development	2,710,407	2,322,046	5,715,691
Stock-based compensation (Note 7)	1,361,639	1,246,115	2,767,463
	(7,378,816)	(4,728,538)	(13,649,070)
OTHER ITEM
Impairment of intangible assets	-	-	(106,000)
Loss and comprehensive loss for the year	$(7,378,816)	$(4,728,538)	$(13,755,070)

Basic and diluted loss per common share	$(0.05)	$(0.03)
Weighted average number of common shares outstanding	148,930,408	145,252,662

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

							Total
			Additional	Commitment	Subscriptions	Accumulated	Stockholders'
			Paid in	to Issue	Received in	Deficit During	Equity
	Shares	Amount	Capital	Shares	Advance	the Dev. Stage	(Deficiency)
Balance, April 14, 2004 (Inception)	-	$-	$-	$-	$-	$-	$-
Common shares issued at par	117,200,000	15	92,485	-	-	-	92,500
Loss	-	-	-	-	-	(9,557)	(9,557)
Balance, June 30, 2004	117,200,000	15	92,485	-	-	(9,557)	82,943
Loss	-	-	-	-	-	(40,111)	(40,111)
Balance, June 30, 2005	117,200,000	15	92,485	-	-	(49,668)	42,832
Loss	-	-	-	-	-	(26,654)	(26,654)
Balance, June 30, 2006	117,200,000	15	92,485	-	-	(76,322)	16,178
Loss	-	-	-	-	-	(15,652)	(15,652)
Balance, June 30, 2007	117,200,000	15	92,485	-	-	(91,974)	526
Common shares issued at $2.00 per share	100,000	100	199,900	-	-	-	200,000
Loss	-	-	-	-	-	(166,032)	(166,032)
Balance, June 30, 2008	117,300,000	115	292,385	-	-	(258,006)	34,494
Loss	-	-	-	-	-	(28,747)	(28,747)
Balance, June 30, 2009	117,300,000	115	292,385	-	-	(286,753)	5,747
Private placement	280,000	280	559,720	-	-	-	560,000
Share issuance costs	-	-	(4,140)	-	-	-	(4,140)
Stock-based compensation	-	-	159,709	-	-	-	159,709
Commitment to issue shares	-	-	-	112,632	-	-	112,632
Acquisition of patents	71,500,000	71,500	1,540,059	-	-	-	1,611,559
Shares issued for services	50,000	50	99,950	-	-	-	100,000
Par value reclassification	-	117,185	(117,185)	-	-	-	-
Return to treasury	(47,000,000)	(47,000)	47,000	-	-	-	-
Loss	-	-	-	-	-	(1,360,963)	(1,360,963)
Balance, June 30, 2010	142,130,000	$142,130	$2,577,498	$112,632	$-	$(1,647,716)	$1,184,544

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in United States Dollars)

						Accumulated	Total
			Additional	Commitment	Subscriptions	Deficit During	Stockholders'
			Paid in	to Issue	Received in	the	Equity
	Shares	Amount	Capital	Shares	Advance	Dev. Stage	(Deficiency)
Balance, June 30, 2010	142,130,000	$142,130	$2,577,498	$112,632	$-	$(1,647,716)	$1,184,544
Dividend-warrants	-	-	372,000	-	-	(372,000)	-
Private placement	4,049,560	4,049	4,045,511	-	-	-	4,049,560
Return to nonqualified investors	(8,000)	(8)	(15,992)	-	-	-	(16,000)
Exercise of warrants	372,000	372	3,348	-	-	-	3,720
Shares issued as finder’s fees	161,500	161	161,339	-	-	-	161,500
Share issuance costs	-	-	(390,237)	-	-	-	(390,237)
Stock-based compensation	-	-	1,246,115	-	-	-	1,246,115
Shares issued for services	222,632	223	222,409	(112,632)	-	-	110,000
Commitment to issue shares	-	-	-	60,000	-	-	60,000
Loss	-	-	-	-	-	(4,728,538)	(4,728,538)
Balance, June 30, 2011	146,927,692	146,927	8,221,991	60,000	-	(6,748,254)	1,680,664
Private placements	2,662,050	2,662	2,128,948	-	-	-	2,131,610
Shares issued for services	590,000	590	203,110	(60,000)	-	-	143,700
Share issuance costs	-	-	(21,805)	-	-	-	(21,805)
Stock-based compensation	-	-	1,361,639	-	-	-	1,361,639
Subscriptions received in advance	-	-	-	-	195,000	-	195,000
Commitment to issue shares	-	-	-	18,700	-	-	18,700
Beneficial conversion feature attributed to convertible loan	-	-	341,958	-	-	-	341,958
Loss	-	-	-	-	-	(7,378,816)	(7,378,816)

Balance, June 30, 2012	150,179,742	$150,179	$12,235,841	$18,700	$195,000	$(14,127,070)	$(1,527,350)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

			For the Period
	For the	For the	April 14, 2004
	year ended	year ended	(Inception) to
	June 30,	June 30,	June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(7,378,816)	$(4,728,538)	$(13,755,070)
Items not affecting cash:
Amortization of equipment	1,715	1,112	3,383
Amortization of patents	1,496,448	76,741	1,611,559
Impairment of intangible assets	-	-	106,000
Stock-based compensation	1,361,639	1,246,115	2,767,463
Shares for management services	-	-	100,000
Shares for consulting and management bonuses	162,400	170,000	445,032
Interest and accretion on convertible loan	339,642	-	339,642
Unrealized foreign exchange loss on loans payable	306	-	306
Changes in non-cash working capital items:
(Increase) decrease in receivables	(6,852)	4,638	(6,852)
Decrease (increase) in prepaid expenses	1,026	9,700	(650)
Increase (decrease) in accounts payable and accrued liabilities	1,052,582	(220,039)	1,223,999
Net cash used in operating activities	(2,969,910)	(3,440,271)	(7,165,188)
CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(3,620)	-	(6,956)
Purchase of technology rights	-	-	(15,000)
Purchase of intangible assets	-	-	(100,000)
Net cash used in investing activities	(3,620)	-	(121,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit and loans payable	354,868	-	398,581
Proceeds from issuance of common stock	2,131,610	3,973,060	7,033,670
Proceeds from exercise of warrants	-	3,720	3,720
Share issuance costs	(21,805)	(228,737)	(254,682)
Refunds to nonqualified investors	-	(16,000)	(16,000)
Subscriptions received in advance	195,000	-	195,000
Cash used to pay line of credit and loans payable	-	(18,713)	(43,713)
Net cash provided by financing activities	2,659,673	3,713,330	7,316,576

Change in cash during the year	(313,857)	273,059	29,432
Cash, beginning of year	343,289	70,230	-
Cash, end of year	$29,432	$343,289	$29,432
Supplemental disclosures with respect to cash flows (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

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

Going concern

These consolidated financial statements have been prepared consistent with accounting policies generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. Currently, the Company has no sales and has incurred a loss of $7,378,816 for the year ended June 30, 2012 and an accumulated loss of $13,755,070 for the period from April 14, 2004 (inception) to June 30, 2012. The Company has also experienced the following:

Suspension of research agreement

On May 23, 2012, Canadian Integrated Optics (BC) Ltd. (“CIO-BC”), a company that conducts research and development activities on behalf of the Company, entered into an amendment agreement (the “Amended Research Agreement”) to the research agreement (the “CIO-BC Research Agreement”) with Simon Fraser University (“SFU”). The Amended Research Agreement was dated effective April 15, 2012. Under the terms of the Agreement, CIO-BC issued SFU a promissory note (the “Promissory Note”) in the amount of CAD$452,749 in respect of previous research activities conducted on the Company’s behalf. To secure payment under the Amended Research Agreement, the Company has agreed to provide a secured guarantee to SFU of the Promissory Note, charging, in favor of SFU, certain research equipment (Note 3).

The Company has not had enough cash to make payments to CIO-BC for ongoing research and development costs. As a result, CIO-BC has fallen behind with its payments under the Amended Research Agreement and the CIO-BC Research Agreement has been suspended by SFU. SFU has made a demand for payment on the outstanding balances. There are no assurances that a new agreement with SFU will be reached, that SFU will allow the Company to continue to use their facilities to conduct the Company’s research and development activities. The Company will require financing to repay the debt owed on the Promissory Note and conduct further research and development activities. There is no assurance that the Company will be able to secure financing on acceptable terms or at all.

Default on convertible loan agreement

On April 23, 2012, the Company secured an aggregate of CAD$475,000 in debt financing from Foundation Freehold Ltd. (“Foundation”) (Note 6) of which CAD$343,000 was advanced before the Company’s fiscal year ended June 31, 2012 and the remaining CAD$132,000 was advanced subsequent to the Company’s fiscal year end. The Loan became in default due to failure to pay interest that was due on September 30, 2012. Subsequent to June 30, 2012 the Company received a notice of default and is in discussions with Foundation to settle the indebtedness of which there is no assurance.

These conditions indicate the existence of a material uncertainty that cast a substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing, resume research activities and protect its proprietary process upon future profitable operations from development and commercialization of an NGD™.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

1.	NATURE AND CONTINUANCE OF OPERATIONS (cont’d)

Going concern (cont’d)

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

The accompanying consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars. The consolidated financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of June 30, 2012, the Company had not commenced its planned principal operations.

These consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, 0935493 BC Ltd. (incorporated in British Columbia, Canada on April 10, 2012). All significant inter-company balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounts that require estimates relate to the valuation of deferred tax assets, stock-based compensation, the estimated useful life of equipment, and the valuation of shares issued for technology, bonuses and services.

Start-up expenses

The Company has adopted Standard of Position (“SOP”) No.98-5 “Reporting the Costs of Start-up Activities,” which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from inception on April 14, 2004 to June 30, 2012.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign currency translations

The Company and its wholly own subsidiary’s functional currency is the United States dollar. There are significant transactions in Canadian dollars; these are recorded in US dollars using the exchange rates in effect on the date the transaction is recorded. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission. Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Statement of operation accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income statement account in stockholder’s equity, if applicable. There were no translation adjustments as of June 30, 2012.

Loss per share and potentially dilutive securities

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of 7,200,000 outstanding options and 688,050 outstanding warrants were not included in the computation of diluted earnings per share because it was anti-dilutive due to the Company’s losses.

Fair value of financial instruments

Financial assets

All financial assets are initially recorded at fair value and designated upon inception into one of the following four categories: held to maturity, available for sale, loans and receivables or at fair value through profit or loss (“FVTPL”).

Financial assets classified as FVTPL are measured at fair value with unrealized gains and losses recognized through profit and loss. The Company’s cash is classified as FVTPL. Financial assets classified as loans and receivables and held to maturity assets are measured at amortized cost. The Company’s receivables are classified as loans and receivables. Financial assets classified as available for sale are measured at fair value with unrealized gains and losses recognized in other comprehensive income and loss except for losses in value that are considered other than temporary which are recognized in earnings. At June 30, 2012, the Company has not classified any financial assets as available for sale.

Transaction costs associated with FVTPL financial assets are expensed as incurred, while transaction costs associated with all other financial assets are included in the initial carrying amount of the asset.

Financial liabilities

All financial liabilities are initially recorded at fair value and designated upon inception as FVTPL or other financial liabilities. Financial liabilities classified as FVTPL include financial liabilities held for trading and financial liabilities designated upon initial recognition as FVTPL. Derivatives, including separated embedded derivatives are also classified as held for trading and recognized at fair value with changes in fair value recognized in earnings unless they are designated as effective hedging instruments. Fair value changes on financial liabilities classified as FVTPL are recognized in earnings. The Company has classified the embedded derivative component of the loan payable as FVTPL.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Fair value of financial instruments (cont’d)

Financial liabilities (cont’d)

Financial liabilities classified as other financial liabilities are initially recognized at fair value less directly attributable transaction costs. After initial recognition, other financial liabilities are subsequently measured at amortized cost using the effective interest rate method. The effective interest rate method is a method of calculating the amortized cost of a financial liability and of allocating interest expense over the relevant period. The effective interest rate is the rate that discounts estimated future cash payments through the expected life of the financial liability, or, where appropriate, a shorter period. The Company’s accounts payable and accrued liabilities and loans payable are classified as other financial liabilities.

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

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Fair values

The fair value of receivables, accounts payable and accrued liabilities and loans payable approximate their financial statement carrying amounts due to the short-term maturities of these instruments.

The Company’s cash was measured using Level 1 inputs.

Foreign currency risk

The Company operates in Canada, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into any forward exchange contracts or other derivative instrument to hedge against foreign exchange risk.

Credit risk

Credit risk is the risk of loss associated with counterparty’s inability to fulfill its payment obligations. Management believes that the credit risk concentration with respect to financial instruments included in cash is remote. Receivables comprise mainly harmonized sales tax from the Canadian government.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Comprehensive loss

As of June 30, 2012 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Equipment

Equipment is recorded at cost less accumulated amortization. Amortization is provided annually on assets placed in use on a straight-line basis over 3 years for computer equipment. Additions in the year are subject to the half year rule.

Research and development

All research costs are charged to operations in the year of expenditure. Development costs are capitalized if they meet the criteria for capitalization and amortized over the period of the expected life. Development costs are written off when there is no longer an expectation of future benefits.

Stock-based compensation

The Company uses the fair value based method of accounting for stock options granted to employees and directors and compensatory warrants issued on private placements in accordance with the recommendations of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718, “Compensation – Stock Compensation”. Under this method, the fair value of the stock options at the date of the grant, as determined using the Black-Scholes option pricing model, is recognized to expense over the vesting period, and the fair value of compensatory warrants at the date of issuance, as determined using the Black-Scholes model, is recognized as share issuance costs, with the offsetting credit to additional paid in capital.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements and changes in accounting policies

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Although early adoption is permitted, the Company adopted ASU 2011-08 as of January 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the Company in the first quarter of its fiscal year ending June 30, 2014 (“fiscal 2014”). The Company currently believes there will be no significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in Update No. 2011-05 that relate to the presentation of the reclassification adjustments. Under the amendments in Update No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update No. 2011-05 require that reclassification adjustments be presented in interim financial periods. This standard is effective for annual reporting periods beginning after December 15, 2011.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite- Lived Intangible Assets for Impairment” (“ASU 2012-02”). The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard applies to all public, private, and not-for-profit organizations. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance (FASB Accounting Standards Codification®, Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill), an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

3.	EQUIPMENT

	Year ended			Year ended
	June 30, 2012			June 30, 2011

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Computer equipment	$6,956	$3,383	$3,573	$3,336	$1,668	$1,668

During the year ended June 30, 2012, the Company purchased $955,383 of scientific equipment which the Company expensed to research and development due to its specialized nature. Certain items of equipment are pledged as collateral on the convertible loan payable and the research agreement with SFU (Note 1).

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

In December 2009, the Company executed an agreement with CIOI to purchase technology and associated provisional patents related to the development of certain solar technology in exchange for 71,500,000 common stock of the Company valued at $1,611,559. The intellectual property is covered by two provisional U.S. patents and one Patent Cooperation Treaty Application. Due to the suspension of the research agreement and other issues raised in Note 1, the Company has recorded an impairment and charged the balance of $1,496,448 to operations during the year ended June 30, 2012.

5.	LOAN PAYABLE

In January 2012, the Company entered into a loan agreement in the amount of EUR 9,980 (US$12,910). The loan is non-interest bearing, unsecured and has no specific terms of repayment.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

6.	CONVERTIBLE LOAN

In May 2012, the Company entered into a loan agreement for the principal amount of CAD$475,000 (the “Loan”). The Loan is to be advanced to the Company, subject to certain conditions, according to the following schedule:

(i)	CAD$175,000 on April 25, 2012 (advanced);
(ii)	CAD$18,000 on May 23, 2012 (advanced);
(iii)	CAD$150,000 on June 25, 2012 (advanced);
(iv)	CAD$132,000 to be advanced on July 23, 2012 (subsequently advanced).

The loan accrues interest at 9% per annum from the date of the first advance and matures on April 23, 2015. The loan is secured by certain assets.

At any time lender may elect to receive shares in exchange for any portion of the principal or interest outstanding on the Loan on the basis of one share for each USD $0.02 of indebtedness converted. In the event of a default, the lender may elect to receive shares on the basis of one share for each USD $0.01 of indebtedness converted (Note 1).

On comparison of the conversion price to the fair value of the Company’s common stock at issuance, the Company recorded a beneficial conversion feature of $341,958 (CAD$343,000), representing the entire proceeds received. This amount was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The discount will be amortized over the term of the convertible notes and recorded as interest expense. The convertible debt will be accreted over its term to its principal amount at maturity. During the year ended June 30, 2012, the Company recorded interest expense of $339,642 as a result of amortizing the discount due to the event of default noted below.

As at June 30, 2012, a principal balance of $336,586 (CAD$343,000) is outstanding. Included in accounts payable and accrued liabilities is accrued interest of $3,362. Subsequent to June 30, 2012 the Company defaulted on the interest payment which was due on September 30, 2012. The Company received a notice of default and has recorded the full principal balance as a current liability as at June 30, 2012.

7.	STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

7.	STOCKHOLDERS’ EQUITY (DEFICIENCY) (cont’d)

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

During the year ended June 30, 2012, 1,974,000 shares were issued through a private placement at a stock price of $1.00 per share for net proceeds of $1,974,000. A further 400,000 units were issued through a private placement at a stock price of $0.25 per share for net proceeds of $90,000. Each unit consists of one common share and one share purchase warrant with an exercise price of $0.30 expiring February 2, 2013. The Company paid finders’ fees of $10,000 in cash.

During the year ended June 30, 2012, 90,000 shares valued at $88,700 were issued in accordance to the terms of a consulting contract entered into during fiscal 2010, of which $60,000 was previously recorded as commitment to issue shares at June 30, 2011.

During the year ended June 30, 2012, 250,000 shares valued at $87,500 and 250,000 shares valued at $27,500 were issued for consulting services based on a consulting agreement entered on December 1, 2011.

During the year ended June 30, 2012, 288,050 units were issued through a private placement at a stock price of $0.20 per unit for net proceeds of $57,610. Each unit consists of one share and one share purchase warrant. Each warrant entitles the subscribers to purchase an additional common share at an exercise price of $0.25 per share, expiring on March 25, 2013.

During the year ended June 30, 2012, the Company paid $6,723 in share issue costs in connection with the private placements.

Commitment to issue shares

According to the terms of a contract entered into during the year ended June 30, 2010, the Company agreed to issue 10,000 shares per month to a consultant. As at June 30, 2012, the Company has a commitment to issue 60,000 common shares at a value of $18,700 (subsequently issued).

Subscriptions received in advance

During the year ended June 30, 2012, the Board of Directors of the Company approved an offering of up to 5,000,000 units at a price of $0.20 per unit of which $195,000 was received. Each unit will consist of one share and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share for a three month period following the date of issuance at an exercise price of $0.25. Subsequently, the offering was amended and the Company issued 3,900,000 units at a stock price of $0.05 per unit for net proceeds of $195,000. A total of 290,000 shares were issued as finder’s fees subsequent to June 30, 2012.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

7.	STOCKHOLDERS’ EQUITY (DEFICIENCY) (cont’d)

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

Stock options and warrants are summarized as follows:

	Warrants		Stock Options

		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Stock	Exercise
	Warrants	Price	Options	Price

Balance outstanding at June 30, 2010	-	-	500,000	0.50

Granted	372,000	0.01	-	-
Granted	50,000	1.90	-	-
Exercised	(372,000)	(0.01)	-	-
Granted	-	-	1,300,000	1.50

Balance outstanding at June 30, 2011	50,000	1.90	1,800,000	1.22

Expired/cancelled	(50,000)	(1.90)	(2,466,668)	(1.14)
Granted	688,050	0.28	7,866,668	0.37

Balance outstanding at June 30, 2012	688,050	$0.28	7,200,000	$0.22

Exercisable at June 30, 2012	688,050	$0.28	5,404,198	$0.22

The following table summarizes information about stock options and warrants outstanding at June 30, 2012:

	Number outstanding	Exercise Price	Expiry Date
Options	500,000	$0.50	January 1, 2013
	250,000	$0.165	March 1, 2014
	5,950,000	$0.20	April 12, 2015
	500,000	$0.20	March 6, 2016

Warrants	400,000	$0.30	February 2, 2013
	288,050	$0.25	March 25, 2013

Stock-based compensation

During the year ended June 30, 2012, the Company granted 7,866,668 options (2011 – 1,300,000) to employees and consultants of the Company, with a weighted average fair value of $0.23 (2011 - $0.73) per option, which are being recognized over the vesting periods of the options. The Company cancelled 1,666,668 of these options during the year ended June 30, 2012.

Total stock-based compensation for the year ended June 30, 2012 was $1,361,639 (2011 - $1,246,115).

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

7.	STOCKHOLDERS’ DEFICIENCY (cont’d) Stock options and warrants (cont’d)

The Company used the Black-Scholes option pricing model to determine the fair value of options granted. The fair value of stock options has been estimated with the following assumptions:

	Year ended	Year ended
	June 30,	June 30,
	2012	2011

Dividend yield	0.00%	0.00%
Expected volatility	152.02%	143.30%
Risk free interest rate	1.35%	2.62%
Expected life of options	2.97 years	3.85 years

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the period
	For the	For the	from April 14,
	year ended	year ended	2004(inception)
	June 30, 2012	June 30, 2011	to June 30, 2012

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Significant non-cash transaction for the year ended June 30, 2012 included issuing 60,000 common shares at a value of $60,000 from commitment to issue shares to common stock and additional paid in capital.

Significant non-cash transactions for the year ended June 30, 2011 included:

a)	issuing 112,632 common shares at a value of $112,632 from commitment to issue shares to common stock and additional paid in capital;

b)	granting 372,000 warrants for a value of $372,000 to various shareholders as a dividend;

c)	issuing 161,500 common shares at value of $161,500 as finder’s fees;

d)	granting 170,000 common shares at a value of $170,000 for consulting services and management bonuses, of which 110,000 were issued and 60,000 are a commitment to issue shares.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2012

9.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2012, the Company:

a)

paid or accrued $126,141 (2011 - $nil) for management fees to a former director and officer of the Company, of which $41,208 (2011 - $nil) is included in accounts payable and accrued liabilities as at June 30, 2012;

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

10.	INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	2012	2011

Loss before income taxes	$(7,378,816)	$(4,728,538)

Expected tax recovery	$(2,582,586)	$(1,654,988)
Other	964,859	427,592
Unrecognized benefits of non-capital losses	1,617,727	1,227,396

Total income taxes	$-	$-

Details of deferred income tax assets are as follows:

	2012	2011

Deferred tax assets
Non-capital loss carryforwards	$3,367,832	$1,750,105
Capital assets	471,222	-

Deferred tax liabilities
Capital assets	-	(15,532)

	3,839,054	1,734,573
Valuation allowance	(3,839,054)	(1,734,573)

Net deferred tax assets	$-	$-

The Company has non-capital losses of approximately $9,600,000 which may be carried forward and applied against taxable income in future years. These losses, if unutilized, will expire through to 2023. The future income tax benefits of these losses and other tax assets have not have been reflected in these consolidated financial statements and have been offset by a valuation allowance.

11.	SUSBSEQUENT EVENT

Subsequent to June 30, 2012, the Company entered into an amendment to the convertible loan agreement, pursuant to which the lender advanced an additional CAD$25,000 in consideration for which the conversion price of the loan was reduced to one common share of the Company for each USD$0.008 of indebtedness converted.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.           OTHER INFORMATION.

On April 23, 2012, we secured an aggregate of $475,000 CDN in debt financing (the “Loan”) from Foundation Freehold Ltd. (“Foundation”). At any time, Foundation may elect to receive shares of our common stock in exchange for any portion of the principal or interest outstanding on the Loan on the basis of one share for each CDN $0.02 of indebtedness converted. In the event of a default, Foundation may elect to receive shares on the basis of one share for each CDN $0.01 of indebtedness converted (the “Reduced Conversion Rate”).

On October 12, 2012, we entered into an amendment agreement (the “Amended Loan Agreement”) with Foundation. Under the terms of the Amended Loan Agreement, Foundation advanced us an additional $25,000 CDN and we reduced the Reduced Conversion Rate by 20% from $0.01 CDN to $0.008 CDN.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth information regarding our executive officers and directors as of September 18, 2012:

Name	Age	Positions
Andras Pattantyus-Abraham	38	Chief Executive Officer, President, Chief Technology Officer and Director
Graham R. Hughes	62	Chief Financial Officer, Secretary, Treasurer and Director
Daryl J. Ehrmantraut	60	Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for at least the past five years.

Andras Pattantyus-Abraham joined Quantum Solar in December 2009. On March 3, 2010, he was appointed Chief Technology Officer. On July 22, 2011, Dr. Pattantyus-Abraham was appointed as a Director. On February 9, 2012, Dr. Pattantyus-Abraham was appointed as our President and Chief Executive Officer. Prior to joining the company, Dr. Pattantyus-Abraham was a Principal Scientist for Sargent Research Group, Electrical and Computer Engineering, University of Toronto. From 2007 to 2009, he was Postdoctoral Fellow at Sargent Research Group. In 2007 and 2008, Dr. Pattantyus-Abraham served as a Research Consultant for an Optoelectronics startup and for Applied Biophysics Research Group, University of British Colombia. From 2004 to 2006, Dr. Pattantyus-Abraham was a Postdoctoral Fellow of Photonic Nanostructures Research Group, University of British Columbia.

Graham R. Hughes has served as our Chief Financial Officer, Secretary, Treasurer and as a Director since November 27, 2007. Mr. Hughes is a Certified General Accountant in private practice for over 25 years. Mr. Hughes is an Instructor of Accountancy at the British Columbia Institute of Technology in Vancouver, Canada. Mr. Hughes served as President and Director of Western Hemisphere Mining Corp. from 2005 to 2007. He also served as Secretary and Director for a number of companies from 1986 to 1991.

Daryl J. Ehrmantraut was appointed our President, Chief Executive Officer and as a Director on January 4, 2010. On September 21, 2011, Mr. Ehrmantraut resigned from his position as President and Chief Executive Officer and was appointed as our Chief Operating Officer. Mr. Ehrmantraut previously served for 5 years until January 1, 2010 as CEO of Elemetric Instruments, a scientific instrumentation company which commercialized Los Alamos National Lab patented element detection technology, Mr. Ehrmantraut previously served as President of Triton Technology a privately held company in the information technology and services industry from 2002 to 2003. Mr. Ehrmantraut served as Vice President of Sales and Marketing, Bfound Business Unit for Signalsoft Corp., a company in the electrical/electronic manufacturing industry from 1999 to 2001. He served as President of Osiris Systems Corporation, a privately held company in the computer software industry. He also held various management positions from 1972 to 1999 in the computer and electronics industry.

On February 9, 2012, Stephen Pleging resigned as the our President, Chief Executive Officer, Chairman and as a Director and Stella Guo resigned as our Vice President of Corporate Development and as a Director. Both Mr. Pleging and Ms. Guo resigned in order to assist us in our efforts to reduce administrative costs to increase our research and development activities.

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

Significant Employees

We have no other significant employees.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Our audit committee currently consists of our Board of Directors. Mr. Pattantyus-Abraham, Mr. Hughes and Mr. Ehrmantraut are also Executive Officers and therefore not independent directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, we believe that, during the year ended June 30, 2012, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Andras Pattantyus-Abraham Chief Executive Officer, President Chief Technology Officer and Director	None	None	None
Graham R. Hughes Chief Financial Officer, Secretary, Treasurer and Director	One	One	None
Daryl J. Ehrmantraut Chief Operating Officer and Director	None	None	None
J. Eric Trygg 10% Holder	None	None	None
Steven Pleging Former Executive Officer and Director	One	None	None
Stella Guo Former Executive Officer and Director	None	None	None
Moatcroft Limited Former 10% Holder	One	One	None
Total	Three	Two	None

ITEM 11.           EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m) of Regulation S-K as of our fiscal years ended June 30, 2012 and 2011:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Andras Pattantyus- Abraham Chief Executive Officer, Chief Technology Officer and Director (1)	2012 2011	- -	- -	- -	81,133 -	- -	- -	- -	81,133 -
Graham R. Hughes Chief Financial Officer, Secretary Treasurer and Director (1)	2012 2011	- - -	- - -	- - -	16,227 - -	- - -	- - -	- - -	16,227 - -
Daryl J. Ehrmantraut Chief Operating Officer and Director (2)	2012 2011	120,000 120,000	- -	- 50,000	81,133 319,417	- -	- -	- -	201,133 489,417

Steven Pleging Former Executive Officer and Director(3)	2012 2011	126,141 -	- -	- -	- -	- -	- -	- -	126,141 -
Stella Guo Former Executive Officer and Director(4)	2012 2011	41,616 -	- -	- -	- -	- -	- -	- -	41,616 -

Notes:

(1)

We do not currently have a compensation arrangement with Dr. Pattantyus-Abraham or Graham R. Hughes. We issued stock options to Dr. Pattantyus-Abraham and Mr. Hughes during the fiscal year ended June 30, 2012.

(2)	Mr. Ehrmantraut will receive compensation of $10,000 per month in addition to bonus and equity compensation as deemed proper by the Board of Directors.
(3)	Mr. Pleging resigned as an Executive Officer and Director on February 9, 2012
(4)	Ms. Guo resigned as an Executive Officer and Director on February 9, 2012

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended June 30, 2012:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Andras Pattantyus- Abraham, President CEO, CTO & Director	750,002	499,998	--	$0.20	04/12/2015
Graham R. Hughes, CFO, Secretary Treasurer & Director	250,000	--	--	$0.20	04/12/2015
Daryl J. Ehrmantraut, COO & Director (1)	416,667 937,502	83,333 312,498	--	$0.50 $0.20	01/13/2013 04/12/2015

Note:

(1)	Pursuant to the terms of Mr. Ehrmantraut’s employment agreement, he is to receive 500,000 stock options vesting over twelve fiscal quarters commencing January 1, 2010.

Employment Agreements

On January 1, 2010, we entered into an employment agreement with Daryl J. Ehrmantraut (the “Employment Agreement”). Under the terms of the agreement, Mr. Ehrmantraut is paid an annual salary of $120,000. In addition to Mr. Ehrmantraut’s base salary, he is eligible to receive a bonus for each calendar quarter in an amount, if any, as determined by our Board of Directors at its discretion. Mr. Ehrmantraut received 500,000 options to purchase shares of our common stock vested quarterly over a three-year period commencing on the execution date of the Employment Agreement. The option exercise price is $0.50 and they expire January 13, 2013. Under the terms of the Employment Agreement, Mr. Ehrmantraut is required to devote the substantial portion of his entire business time, attention and energy exclusively to the business and affairs of the Company.

On August 23, 2011, we entered into an employment agreement with Stella Guo (the “Employment Agreement”) dated effective September 1, 2011. The Employment Agreement was terminated following Ms. Guo’s resignation.

On August 31, 2011, we entered into an Executive Services Agreement with Team Solar BV (“TSBV”) and Steven Pleging (the “Executive Services Agreement”) dated for reference August 8, 2011. The Executive Services agreement was terminated following Mr. Pleging’s resignation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Andras Pattantyus-Abraham President, Chief Executive Officer, Chief Technology Officer and Director	1,083,334(2) (Direct)	*
Common Stock	Graham R. Hughes Chief Financial Officer, Secretary, Treasurer, Director	1,250,000(3) (Direct)	*
Common Stock	Daryl J. Ehrmantraut Chief Operating Officer, Director	1,754,168(4) (Direct)	1.1%
Common Stock	All Officers and Directors as a Group (3 persons)	4,087,502(2)(3)(4) (Direct)	2.6%
5% STOCKHOLDERS
Common Stock	J. Eric Trygg PO Box 200 Milner, BC V0X 1T0	26,250,000(5) (Direct and Indirect)	14.5%
Common Stock	Moatcroft Limited 8 St George's Street Douglas, Isle of Man IM1 1AH	11,006,320 (Direct)	7.1%
Common Stock	Mellinda-Mae Harlingten 1275 Hamilton Street Vancouver, BC V6B 1E2	10,000,000 (Direct)	6.5%

Note:
* Less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of our common stock actually outstanding on the date of this Annual Report. As at September 18, 2012, we had 154,429,742, shares of our common stock issued and outstanding.

(2)

The number of shares beneficially held by Mr. Pattantyus-Abraham consists of an option to purchase 1,250,000 shares of our common stock at a price of $0.20 per share until April 12, 2015 of which 1,083,334 have vested or vest within 60 days of September 18, 2012.

(3)

The number of shares beneficially held by Mr. Hughes consists of: (i) 1,000,000 shares of our common stock; and (ii) a vested option to acquire 250,000 shares of our common stock at a price of $0.20 per share until April 12, 2015

(4)

The number of shares beneficially held by Mr. Ehrmantraut consists of: (i) 150,000 shares of our common stock; (ii)a option to purchase 500,000 shares of our common stock at a price of $0.50 per share until January 13, 2013 of which 458,334 have vested or vest within 60 days of September 18, 2012; and (iii) an option to purchase 1,250,000 shares at a price of $0.20 per share until April 12, 2015 of which 1,145,834 have vested or vest within 60 days of September 18, 2012.

(5)

The number of shares beneficially held by Mr. Trygg consists of (i) 2,000,000 shares of our Common Stock held directly; and (ii) an option to convert $475,000 CDN in indebtedness into shares of our Common Stock at a rate of $0.02 CDN per share held by Foundation Freehold Ltd. a company controlled by Mr. Trygg.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change of control.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as at June 30, 2012.

EQUITY COMPENSATION PLAN INFORMATION AS AT JUNE 30, 2012
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	Nil
Equity Compensation Plans not approved by security holders	6,700,000	$0.20	7,950,000
Total	6,700,000	$0.20	7,950,000

Mr. Ehrmantraut was granted 500,000 stock options under his employment agreement dated January 1, 2010. These options were granted before the adoption of our 2011 Stock Option Plan.

2011 Stock Option Plan

On February 28, 2011, our Board of Directors adopted the 2011 Stock Incentive Plan (the "2011 Plan"). The purpose of the 2011 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to our directors, officers, employees and eligible consultants (“Participants”) to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in the service of the Company.

The 2011 Plan allows us to grant options to our officers, directors and employees. In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 14,650,000 shares of our common stock are available for issuance under the Plan.

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the Plan must be approved by our stockholders of within 12 months of its adoption. The Plan has not been approved by our stockholders. Non-qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

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

During the year ended June 30, 2011, pursuant to the terms of a takeover bid, under Canadian Securities Laws, Canadian Integrated Optics (IOM) Ltd. (“CIO”), our largest shareholder, has transferred over 99% of its 71,500,000 shares of our common stock to 47 different shareholders. As a result of the transaction, CIO no longer holds a significant amount of our common shares. During the year ended June 30, 2012, we paid or accrued $2,514,738 in research and development costs to CIO.

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2012 and June 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q or Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2012	Year Ended June 30, 2011
Audit Fees	$68,500	$90,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$68,500	$90,000

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.(3)
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(3)
3.4	Certificate of Amendment to Articles of Incorporation.(3)
3.5	Certificate of Amendment to Articles of Incorporation.(3)
3.6	Bylaws, as amended.(1)
10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.(3)
10.2	CEO Employment Agreement between Quantum and Daryl J. Ehrmantraut dated January 1, 2010.(4)
10.3	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010. (2)
10.4	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010. (2)
10.5	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.(3)
10.6	Consulting Agreement between Quantum and Caisey Harlingten dated April 19, 2010. (4)
10.7	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated July 27, 2010. (4)
10.8	Office Space Lease Agreement between Quantum and Guinness Business Center Ltd. dated June 21, 2010 and Addendum dated August 17, 2010. (4)
10.9	Finder’s Fee Agreement between Quantum and 1536476 Alberta Ltd. dated for reference August 30, 2010. (4)
10.10	Investor Relations Consulting Agreement between Quantum and Teatyn Enterprises Inc. dated for reference January 15, 2011.(5)
10.11	2011 Stock Incentive Plan.(6)
10.12	Task Order Agreement between Quantum and SgurrEnergy Ltd. dated April 28, 2011.(7)
10.13	Investor Relations Consulting Agreement between Quantum and John Thornton dated for reference March 1, 2011(8)
10.14	Public Relations Agreement dated June 21, 2011 between the Company and Vorticom Inc.(9)
10.15	Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)
10.16	English translation of the Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)
10.17	Consulting Agreement dated for reference July 8, 2011 between the Company and Quorum Capital Corporation.(11)
10.18	Executive Services Agreement dated for reference August 8, 2011 between the Company, Team Solar BV and Steven Pleging.(12)
10.19	Employment Agreement dated effective September 1, 2011 between the Company and Stella Guo.(3)
10.20	Release Agreement dated October 5, 2011 between the Company and Quorum Capital Corporation.(14)
10.21	Investor Relations Consulting Agreement dated December 1, 2011 between the Company and Pristine Capital Corp.(15)
10.22	Consulting Agreement dated December 1, 2011 between the Company and Mirador Consulting LLC.(15)
10.23	Loan Agreement dated April 23, 2012 between the Corporation and Foundation Freehold Ltd.(16)
10.24	Amendment No. 1 to Loan Agreement dated May 22, 2012 between the Corporation and Foundation Freehold Ltd.(16)

Exhibit
Number	Description of Exhibits
10.25	Guarantee dated April 23, 2012 between 0935493 B.C. Ltd. and Foundation Freehold Ltd.(16)
10.26	Security Agreement dated April 23, 2012 between 0935493 B.C. Ltd and Foundation Freehold Ltd.(16)
10.27	Guarantee dated May 8, 2012 between the Corporation and Simon Fraser University.(16)
10.28	Guarantee dated May 8, 2012 between the 0935493 B.C. Ltd and Simon Fraser University.(16)
10.29	Security Agreement dated May 8, 2012 between 0935493 B.C. Ltd and Simon Fraser University.(16)
10.30	Consulting Agreement dated for reference March 9, 2012 between the Corporation and Edward H. Sargent.(16)
10.31	Amendment No. 2 to Loan Agreement dated October 12, 2012 between the Corporation and Foundation Freehold Ltd.
14.1	Code of Ethics.(3)
21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.
(3)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 17, 2010.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 4, 2011.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 3, 2011.
(8)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2011 filed with the SEC on May 10, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2011.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2011.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 11, 2011.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 1, 2011.
(13)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 13, 2011.
(14)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2011.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated:	October 15, 2012		/s/ Andras Pattantyus-Abraham
ANDRAS PATTANTYUS-ABRAHAM
Chief Executive Officer, Chief Technology Officer and
President
(Principal Executive Officer)

Dated:	October 15, 2012	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	October 15, 2012	By:	/s/ Andras Pattantyus-Abraham
ANDRAS PATTANTYUS-ABRAHAM
Director

Dated:	October 15, 2012	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Director

Dated:	October 15, 2012	By:	/s/ Daryl J. Ehrmantraut
DARYL J. EHRMANTRAUT
Director