Form 10-Q
period 2012-09-30
QUANTUM SOLAR POWER CORP.
filed 2012-11-19
CIK 1301843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
[   ] Yes [ x ] No

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
As of November 15, 2012, the Issuer had 155,574,742 shares of common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Quantum” mean Quantum Solar Power Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Expressed in United States Dollars)

	September 30,	June 30,
	2012	2012
ASSETS

Current
Cash	$15,057	$29,432
Receivables	10,805	6,852
Prepaid expenses	1,601	650

Total Current Assets	27,463	36,934

Equipment (Note 3)	2,993	3,573

Total Assets	$30,456	$40,507

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$1,295,416	$1,218,361
Loans payable (Note 5)	12,830	12,910
Convertible loan (Note 6)	482,800	336,586

Total Liabilities	1,791,046	1,567,857

Stockholders' deficiency
Preferred stock, $0.001 par value 10,000,000 shares authorized - no shares issued and outstanding
Common stock, $0.001 par value 400,000,000 shares authorized and 154,429,742 shares outstanding as of September 30, 2012 (June 30, 2012 – 150,179,742) (Note 7)	154,429	150,179
Subscriptions received in advance (Note 7)	20,914	195,000
Commitment to issue shares (Note 7)	-	18,700
Additional paid in capital (Note 7)	12,685,036	12,235,841
Accumulated deficit during development stage	(14,620,969)	(14,127,070)

Total Stockholders' Deficiency	(1,760,590)	(1,527,350)

Total Liabilities and Stockholders' Deficiency	$30,456	$40,507

Nature and continuance of operations (Note 1)

Subsequent events (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(Expressed in United States Dollars)

			For the
			period from
	For the three	For the three	April 14, 2004
	months ended	months ended	(Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012

OPERATING EXPENSES
Amortization of equipment (Note 3)	$580	$429	$3,963
Amortization of patents	-	19,185	1,611,559
General and administrative	95,047	219,724	1,735,522
Interest and accretion of convertible loan (Note 6)	148,517	-	488,159
Professional fees	123,199	164,736	1,694,056
Research and development	16,421	426,171	5,732,112
Stock-based compensation (Note 7)	110,135	748,633	2,877,598

	(493,899)	(1,578,878)	(14,142,969)

OTHER ITEM
Impairment of intangible assets	-	-	(106,000)

Loss and comprehensive loss for the period	$(493,899)	$(1,578,878)	$(14,248,969)

Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted average number of common shares outstanding	152,859,090	146,927,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Unaudited
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Unaudited
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Unaudited
(Expressed in United States Dollars)

						Accumulated	Total
			Additional	Commitment	Subscriptions	Deficit During	Stockholders'
			Paid in	to Issue	Received in	the	Equity
	Shares	Amount	Capital	Shares	Advance	Dev. Stage	(Deficiency)

Balance, June 30, 2012	150,179,742	$150,179	$12,235,841	$18,700	$195,000	$(14,127,070)	$(1,527,350)
Private placement	3,900,000	3,900	191,100	-	(195,000)	-	-
Shares issued for services	60,000	60	18,640	(18,700)	-	-	-
Share issued as finder’s fees	290,000	290	14,210	-	-	-	14,500
Share issuance costs	-	-	(15,055)	-	-	-	(15,055)
Stock-based compensation	-	-	110,135	-	-	-	110,135
Subscriptions received in advance	-	-	-	-	20,914	-	20,914
Beneficial conversion feature attributed to convertible loan	-	-	130,165	-	-	-	130,165
Loss	-	-	-	-	-	(493,899)	(493,899)

Balance, September 30, 2012	154,429,742	$154,429	$12,685,036	$-	$20,914	$(14,620,969)	$(1,760,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(Expressed in United States Dollars)

			For the Period
	For the three	For the three	April 14, 2004
	months ended	months ended	(Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(493,899)	$(1,578,878)	$(14,248,969)
Items not affecting cash:
Amortization of equipment	580	429	3,963
Amortization of patents	-	19,185	1,611,559
Impairment of intangible assets	-	-	106,000
Stock-based compensation	110,135	748,633	2,877,598
Shares for management services	-	-	100,000
Shares for consulting and management bonuses	-	28,700	445,032
Interest and accretion on convertible loan	148,517	-	488,159
Unrealized foreign exchange loss on loans payable	8,169	-	8,475
Changes in non-cash working capital items:
Increase in receivables	(3,953)	-	(10,805)
Increase in prepaid expenses	(951)	(30,619)	(1,601)
Increase (decrease) in accounts payable and accrued liabilities	66,503	(34,339)	1,290,502

Net cash used in operating activities	(164,899)	(846,889)	(7,330,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(3,620)	(6,956)
Purchase of technology rights	-	(426,834)	(15,000)
Purchase of intangible assets	-	-	(100,000)

Net cash used in investing activities	-	(430,454)	(121,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit and loans payable	130,165	-	528,746
Proceeds from issuance of common stock	-	-	7,228,670
Proceeds from exercise of warrants	-	-	3,720
Share issuance costs	(555)	-	(255,237)
Refunds to nonqualified investors	-	-	(16,000)
Subscriptions received in advance	20,914	1,814,000	20,914
Cash used to pay line of credit and loans payable	-	-	(43,713)

Net cash provided by financing activities	150,524	1,814,000	7,467,100

Change in cash during the period	(14,375)	536,657	15,057
Cash, beginning of period	29,432	343,289	-

Cash, end of period	$15,057	$879,946	$15,057

Supplemental disclosures with respect to cash flows (Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

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

Going concern

These condensed consolidated financial statements have been prepared consistent with accounting policies generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. Currently, the Company has no sales and has incurred a loss of $493,899 for the three months ended September 30, 2012 and an accumulated loss of $14,248,969 for the period from April 14, 2004 (inception) to September 30, 2012. The Company has also experienced the following:

Suspension of research agreement

On May 23, 2012, Canadian Integrated Optics (BC) Ltd. (“CIO-BC”), a company that conducts research and development activities on behalf of the Company, entered into an amendment agreement (the “Amended Research Agreement”) to the research agreement (the “CIO-BC Research Agreement”) with Simon Fraser University (“SFU”). The Amended Research Agreement was dated effective April 15, 2012. Under the terms of the Agreement, CIO-BC issued SFU a promissory note (the “Promissory Note”) in the amount of CAD$452,749 in respect of previous research activities conducted on the Company’s behalf. To secure payment under the Amended Research Agreement, the Company has agreed to provide a secured guarantee to SFU of the Promissory Note, charging, in favor of SFU, certain research equipment (Note 3). During the period ended September 30, 2012, the Company paid CAD$75,199 towards the outstanding amount leaving a balance of CAD$377,550.

The Company has not had enough cash to make payments to CIO-BC for ongoing research and development costs. As a result, CIO-BC has fallen behind with its payments under the Amended Research Agreement and the CIO-BC Research Agreement has been suspended by SFU. SFU has made a demand for payment on the outstanding balances. There are no assurances that a new agreement with SFU will be reached, or that SFU will allow the Company to continue to use their facilities to conduct the Company’s research and development activities. The Company will require financing to repay the debt owed on the Promissory Note and conduct further research and development activities. There is no assurance that the Company will be able to secure financing on acceptable terms or at all.

Default on convertible loan agreement

On April 23, 2012, the Company secured an aggregate of CAD$475,000 in debt financing from Foundation Freehold Ltd. (“Foundation”) (Note 6). The Loan became in default due to failure to pay interest that was due on September 30, 2012. During the three months ended September 30, 2012 the Company received a notice of default and is in discussions with Foundation to settle the indebtedness of which there is no assurance.

These conditions indicate the existence of a material uncertainty that casts a substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing, resume research activities and protect its proprietary process upon future profitable operations from development and commercialization of an NGD™.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

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

The accompanying condensed consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company fail in any of the above objectives and is unable to operate for the coming year.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and are expressed in U.S. dollars. The interim condensed consolidated financial statements have been prepared under the guidelines of Accounting and Reporting by Development Stage Enterprises. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of September 30, 2012, the Company had not commenced its planned principal operations.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K, filed October 15, 2012, with the Securities Exchange Commission. For a full description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its fiscal year ended June 30, 2012 included in the Company’s Annual Report in Form 10-K for that year.

These interim condensed consolidated financial statements include the accounts of the Company, and its wholly- owned subsidiary, 0935493 BC Ltd. (incorporated in British Columbia, Canada on April 10, 2012). All significant inter-company balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounts that require estimates relate to the valuation of deferred tax assets, stock-based compensation, the estimated useful life of equipment, and the valuation of shares issued for technology, bonuses and services.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Fair value of financial instruments

Financial assets

All financial assets are initially recorded at fair value and designated upon inception into one of the following four categories: held to maturity, available for sale, loans and receivables or at fair value through profit or loss (“FVTPL”).

Financial assets classified as FVTPL are measured at fair value with unrealized gains and losses recognized through profit and loss. The Company’s cash is classified as FVTPL. Financial assets classified as loans and receivables and held to maturity assets are measured at amortized cost. The Company’s receivables are classified as loans and receivables. Financial assets classified as available for sale are measured at fair value with unrealized gains and losses recognized in other comprehensive income and loss except for losses in value that are considered other than temporary which are recognized in earnings. At September 30, 2012, the Company has not classified any financial assets as available for sale.

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

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

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

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements and changes in accounting policies

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Although early adoption is permitted, the Company adopted ASU 2011-08 as of July 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in Update No. 2011-05 that relate to the presentation of the reclassification adjustments. Under the amendments in Update No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update No. 2011-05 require that reclassification adjustments be presented in interim financial periods. This standard is effective for annual reporting periods beginning after December 15, 2011. The Company adopted ASU 2011-05 as of July 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

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

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

3.	EQUIPMENT

	Three months ended			Year ended
	September 30, 2012			June 30, 2012

		Accumulated	Net		Accumulated	Net
	Cost	Amortization	Book Value	Cost	Amortization	Book Value

Computer equipment	$6,956	$3,963	$2,993	$6,956	$3,383	$3,573

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

In January 2012, the Company entered into a loan agreement in the amount of EUR 9,980 (US$12,830). The loan is non-interest bearing, unsecured and has no specific terms of repayment.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

6.	CONVERTIBLE LOAN

In May 2012, the Company entered into a loan agreement for the principal amount of CAD$475,000 (the “Loan”). The Loan was advanced to the Company, subject to certain conditions, according to the following schedule:

(i)	CAD$175,000 on April 25, 2012;
(ii)	CAD$18,000 on May 23, 2012;
(iii)	CAD$150,000 on June 25, 2012;
(iv)	CAD$132,000 on July 23, 2012.

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

On comparison of the conversion price to the fair value of the Company’s common stock at issuance, the Company recorded a beneficial conversion feature of $472,123 (CAD$475,000), representing the entire proceeds received. This amount was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The discount will be amortized over the term of the convertible notes and recorded as interest expense. The convertible debt will be accreted over its term to its principal amount at maturity. During the period ended September 30, 2012, the Company record interest expense of $148,517 (2011 - $nil) as a result of amortizing the discount due to the event of default noted below.

As at September 30, 2012, a principal balance of $482,800 (CAD$475,000) is outstanding. Included in accounts payable and accrued liabilities is accrued interest of $13,913. During the period ended September 30, 2012, the Company defaulted on the interest payment which was due on September 30, 2012. The Company received a notice of default and has recorded the full principal balance as a current liability as at September 30, 2012.

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

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

7.	STOCKHOLDERS’ EQUITY (DEFICIENCY) (cont’d)

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

During the period ended September 30, 2012, the Company issued 3,900,000 units at an effective price of $0.05 per unit in satisfaction of $195,000 subscriptions received during the year ended June 30, 2012. Each unit consisted of one share and one share purchase warrant. Each warrant entitles the subscribers to purchase an additional common share at an exercise price of $0.25 per share, expiring on November 3, 2012 (subsequently expired unexercised). A total of 290,000 common shares valued at $14,500 were issued as finders’ fees.

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

7.	STOCKHOLDERS’ EQUITY (DEFICIENCY) (cont’d)

During the period ended September 30, 2012, 60,000 shares valued $18,700 were issued in accordance to the terms of a consulting contract entered into during fiscal 2010.

During the period ended September 30, 2012, the Company paid $555 in share issue costs in connection with the private placement.

Subscriptions received in advance

During the period ended September 30, 2012, the Board of Directors of the Company approved an offering of up to 10,000,000 units at a price of $0.02 per unit of which $20,914 was received.

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

Stock options and warrants are summarized as follows:

	Warrants		Stock Options
		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Stock	Exercise
	Warrants	Price	Options	Price
Balance outstanding at June 30, 2011	50,000	$1.90	1,800,000	$1.22
Expired/cancelled	(50,000)	(1.90)	(2,466,668)	(1.14)
Granted	688,050	0.28	7,866,668	0.37
Balance outstanding at June 30, 2012	688,050	$0.28	7,200,000	$0.22
Granted	3,900,000	0.25	-	-
Balance outstanding at September 30, 2012	4,588,050	$0.25	7,200,000	$0.22
Exercisable at September 30, 2012	4,588,050	$0.25	5,912,526	$0.22

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

7.	STOCKHOLDERS’ EQUITY (DEFICIENCY) (cont’d)

The following table summarizes information about stock options and warrants outstanding at September 30, 2012:

	Number outstanding	Exercise Price	Expiry Date
Options	500,000	$0.50	January 1, 2013
	250,000	$0.165	March 1, 2014
	5,950,000	$0.20	April 12, 2015
	500,000	$0.20	March 6, 2016

Warrants	3,900,000	$0.25	November 3, 2012*
	400,000	$0.30	February 2, 2013
	288,050	$0.25	March 25, 2013

*Expired unexercised subsequent to September 30, 2012.

Stock-based compensation

During the three months ended September 30, 2012, the Company granted nil options (2011 – 1,666,668) to employees and consultants of the Company, with a weighted average fair value of $nil (2011 - $0.86) per option, which are being recognized over the vesting periods of the options.

Total stock-based compensation for the three months ended September 30, 2012 was $110,135 (2011 - $748,633).

The Company used the Black-Scholes option pricing model to determine the fair value of options granted.

The fair value of stock options has been estimated with the following assumptions:

	2012	2011

Dividend yield	-	0.00%
Expected volatility	-	171.49%
Risk free interest rate	-	1.32%
Expected life of options	-	3.00 years

QUANTUM SOLAR POWER CORP.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited
SEPTEMBER 30, 2012

8.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the period
	For the	For the	from April 14,
	period ended	period ended	2004 (inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

Significant non-cash transactions for the period ended September 30, 2012 included:

a)	issuing 60,000 common shares at a value of $18,700 from commitment to issue shares to common stock and additional paid in capital.

b)	issuing 290,000 common shares at a value of $14,500 as finder’s fees.

Significant non-cash transactions for the year ended September 30, 2011:

a)	included in scientific equipment is $528,549 which relates to accounts payable and accrued liabilities.

9.	RELATED PARTY TRANSACTIONS

During the period ended September 30, 2012, the Company:

a)

paid or accrued $30,214 (2011 - $nil) for consulting fees to a director and officer of the Company, of which $55,714 (2011 - $nil) is included in accounts payable and accrued liabilities as at September 30, 2012;

b)

paid or accrued $nil (2011 - $33,438) for management fees to a former director and officer of the Company, of which $41,208 is included in accounts payable and accrued liabilities as at September 30, 2012;

c)

paid or accrued $nil (2011 - $384,769) in research and development costs and $nil (2011 - $940,343) in scientific equipment with CIOI, a former significant shareholder, of which $383,747 (June 30, 2012 – $441,663) is included in accounts payable and accrued liabilities as at September 30, 2012.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

10.	SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company:

a)

entered into an amendment to the convertible loan agreement, pursuant to which the lender advanced an additional CAD$25,000 in consideration for which the conversion price of the loan was reduced to one common share of the Company for each USD$0.008 of indebtedness converted.

a)	approved an offering of up to 10,000,000 shares at a price of $0.02 per share of which 1,145,000 shares were issued for proceeds of $22,914.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are currently engaged in research, development and marketing of next generation solar power generation devices utilizing our patent pending technology (the “Next Generation Device™ or NGD™ Technology”) for photovoltaic devices that do not use silicon or other, rare earth elements. Once we have completed development, we expect to derive substantially all revenues from royalty based licensing arrangements.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended September 30, 2012 and changes in our financial condition from June 30, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on October 15, 2012.

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

RESULTS OF OPERATIONS

For the period from inception on April 14, 2004 to September 30, 2012, we have not earned any operating revenue. We had an accumulated net loss of $14,248,969 since inception and have incurred total operating expenses of $14,142,969 since inception.

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

Operating Expenses

Our operating expenses for the three months ended September 30, 2012 and 2011 consisted of the following:

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase /
	2012	2011	(Decrease)
Amortization of equipment	$580	$429	35.2%
Amortization of patents	-	19,185	(100.0)%
General and administrative	95,047	219,724	(56.7)%
Interest and accretion of convertible loan	148,517	-	100.0%
Professional fees	123,199	164,736	(25.2)%
Research and Development	16,421	426,171	(96.1)%
Stock Based Compensation	110,135	748,633	(85.3)%
Total Operating Expenses	$493,899	$1,578,878	(68.7)%

Our operating expenses decreased from $1,578,878, during the three months ended September 30, 2011, to $493,899, during the three months ended September 30, 2012. With the exception of a slight increase in amortization of equipment and the recording of interest and accretion of convertible loan, all of our operating expenses decreased. This decrease is a result of the suspension of the CIO Research Agreement and decreased operations in the development of our NGDTM Technology.

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

Net Loss

We incurred a loss in the amount of $14,248,969 for the period from inception to September 30, 2012. Our loss was attributable to the costs of operating expenses which primarily consisted of interest and accretion of convertible loan, research and development costs, general and administrative expenses, stock based compensation and professional fees paid in connection with preparing and filing our Current, Quarterly and Annual Reports.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At September 30,		Percentage
	2012	At June 30, 2012	Increase / Decrease
Current Assets	$27,463	$36,934	(25.6)%
Current Liabilities	(1,791,046)	(1,567,857)	14.2%
Working Capital Deficit	$(1,763,583)	$(1,530,923)	15.2%

Cash Flows
	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Cash Used in Operating Activities	$(164,899)	$(846,889)
Cash Used in by Investing Activities	-	(430,454)
Cash Provided by Financing Activities	150,524	1,814,000
Net Increase (Decrease) in Cash During Period	$(14,375)	$536,657

As at September 30, 2012, we had cash of $15,057 and a working capital deficit of $1,763,583, compared to cash of $29,432 and a working capital deficit of $1,530,923 as at June 30, 2012.

The increase in our working capital deficit at September 30, 2012 from our year ended June 30, 2012 is primarily a result of decreases in cash and increases in accounts payable and accrued liabilities and accruals from the convertible loan from Foundation Freehold Ltd.

Subsequent to the three months ended September 30, 2012, we issued 1,145,000 shares of our common stock at a price of $0.02 per share pursuant to Regulation S of the United States Securities Act, as amended (the “Securities Act”).

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

On August 17, 2012, our Board of Directors approved an offering (the “Foreign Units Offering”) of up to 10,000,000 shares (the “Shares”) at a price of $0.02 US per Share pursuant to Regulation S of the Securities Act. To date we have sold 1,145,000 shares under this offering.

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

To secure payment under the Amended Research Agreement, We, along with 0935493 B.C. Ltd., our wholly owned subsidiary, have agreed to provide a secured guarantee to SFU of the Promissory Note, charging, in favor of SFU, three of our PVD 75 Deposition tools.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on October 15, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred a net loss of $14,248,969 for the period from inception to September 30, 2012, and have earned no revenues to date. We expect to spend additional capital in order produce and market solar energy products which we are licensed to do, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in investors losing a portion or all of their investment. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $15,057 as at September 30, 2012.

We do not have sufficient financing to cover our anticipated expenditures over the next three months. We currently do not have sufficient arrangements for future financing and we may not be able to obtain financing on acceptable terms or at all.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our interim financial statements, we are in the development stage of operations, have had losses from operations since inception, and have insufficient working capital available to meet ongoing financial obligations over the next fiscal year. After the fiscal year end, we will require additional financing for any operational expenses and to pursue our plan of operation. We will require additional capital and financing in order to continue otherwise our business will fail. We have no agreements for additional financing and there can be no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operation.

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

On October 22, 2012, we sold 1,145,000 shares of our common stock at a price of $0.02 per share pursuant to Regulation S promulgated under the United States Securities Act, as Amended (the “Securities Act”). Each subscriber and fundraiser represented that they were not a “U.S. Person” as that term is defined under Regulation S of the Securities Act and was not acquiring the shares for the account or benefit of any U.S. Person.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

On April 23, 2012, we secured an aggregate of $475,000 CDN in debt financing (the “Loan”) from Foundation Freehold Ltd. (“Foundation”). At any time, Foundation may elect to receive shares of our common stock in exchange for any portion of the principal or interest outstanding on the Loan on the basis of one share for each CDN $0.02 of indebtedness converted. In the event of a default, Foundation may elect to receive shares on the basis of one share for each CDN $0.01 of indebtedness converted (the “Reduced Conversion Rate”). On October 12, 2012, we entered into an amendment agreement (the “Amended Loan Agreement”) with Foundation. Under the terms of the Amended Loan Agreement, Foundation advanced us an additional $25,000 CDN and we reduced the Reduced Conversion Rate by 20% from $0.01 CDN to $0.008 CDN. As at the date of this filing we are indebted to Foundation in the amount of $500,000 CDN. As at the date of this filing, we are in default of our interest payment of $13,913 which was due on September 30, 2012.

On May 23, 2012, Canadian Integrated Optics (BC) Ltd. (“CIO-BC”), a company that conducts research and development activities on the NGDTM Technology on our behalf, entered into its sixth amendment agreement (the “Amended Research Agreement”) to the research agreement (the “CIO-BC Research Agreement”) with Simon Fraser University (“SFU”). The Amended Research Agreement was dated effective April 15, 2012. Under the terms of the Agreement, CIO-BC issued SFU a promissory note (the “Promissory Note”) in the amount of CDN $452,749 in respect of previous research activities conducted on our behalf. The Promissory Note bears interest at a rate of 9% per annum. To secure payment under the Amended Research Agreement, We, along with 0935493 B.C. Ltd., our wholly owned subsidiary, have agreed to provide a secured guarantee to SFU of the Promissory Note, charging, in favor of SFU, three of our PVD 75 Deposition tools. We are currently in default of our obligation to pay the indebtedness under the Promissory Note and have proposed that SFU take the three PVD 75 Deposition tools in settlement of the indebtedness. As of the date of this filing we are indebted to SFU in the amount of $377,550 CDN, all of which is in default.

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

ITEM4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 350,000,000 shares, par value $0.001 per share.(3)
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the issued and authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(3)
3.4	Certificate of Amendment to Articles of Incorporation.(3)
3.5	Certificate of Amendment to Articles of Incorporation.(3)
3.6	Bylaws, as amended.(1)
10.1	Technology Acquisition Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated December 16, 2009.(3)
10.2	CEO Employment Agreement between Quantum and Daryl J. Ehrmantraut dated January 1, 2010.(4)
10.3	Investor relations Consulting Services Contract between Quantum and Green Street Capital Partners, LLC dated January 6, 2010. (2)
10.4	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated January 19, 2010. (2)
10.5	Revolving Line of Credit Agreement between Quantum and Canadian Integrated Optics (IOM) Ltd. dated February 20, 2010.(3)
10.6	Consulting Agreement between Quantum and Caisey Harlingten dated April 19, 2010. (4)
10.7	Office Space Lease Agreement between Quantum and Santa Fe Business Incubator, Inc. dated July 27, 2010. (4)
10.8	Office Space Lease Agreement between Quantum and Guinness Business Center Ltd. dated June 21, 2010 and Addendum dated August 17, 2010. (4)
10.9	Finder’s Fee Agreement between Quantum and 1536476 Alberta Ltd. dated for reference August 30, 2010. (4)
10.10	Investor Relations Consulting Agreement between Quantum and Teatyn Enterprises Inc. dated for reference January 15, 2011.(5)
10.11	2011 Stock Incentive Plan.(6)
10.12	Task Order Agreement between Quantum and SgurrEnergy Ltd. dated April 28, 2011.(7)
10.13	Investor Relations Consulting Agreement between Quantum and John Thornton dated for reference March 1, 2011(8)
10.14	Public Relations Agreement dated June 21, 2011 between the Company and Vorticom Inc.(9)
10.15	Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)
10.16	English translation of the Consulting Agreement dated July 18, 2011 between the Company and Advantag Aktiengesellschaft.(10)
10.17	Consulting Agreement dated for reference July 8, 2011 between the Company and Quorum Capital Corporation.(11)
10.18	Executive Services Agreement dated for reference August 8, 2011 between the Company, Team Solar BV and Steven Pleging.(12)
10.19	Employment Agreement dated effective September 1, 2011 between the Company and Stella Guo.(3)
10.20	Release Agreement dated October 5, 2011 between the Company and Quorum Capital Corporation.(14)
10.21	Investor Relations Consulting Agreement dated December 1, 2011 between the Company and Pristine Capital Corp.(15)
10.22	Consulting Agreement dated December 1, 2011 between the Company and Mirador Consulting LLC.(15)
10.23	Loan Agreement dated April 23, 2012 between the Corporation and Foundation Freehold Ltd.(16)
10.24	Amendment No. 1 to Loan Agreement dated May 22, 2012 between the Corporation and Foundation Freehold Ltd.(16)

Exhibit
Number	Description of Exhibits
10.25	Guarantee dated April 23, 2012 between 0935493 B.C. Ltd. and Foundation Freehold Ltd.(16)
10.26	Security Agreement dated April 23, 2012 between 0935493 B.C. Ltd. and Foundation Freehold Ltd.(16)
10.27	Guarantee dated May 8, 2012 between the Corporation and Simon Fraser University.(16)
10.28	Guarantee dated May 8, 2012 between the 0935493 B.C. Ltd. and Simon Fraser University.(16)
10.29	Security Agreement dated May 8, 2012 between 0935493 B.C. Ltd and Simon Fraser University.(16)
10.30	Consulting Agreement dated for reference March 9, 2012 between the Corporation and Edward H. Sargent.(16)
10.31	Amendment No. 2 to Loan Agreement dated October 12, 2012 between the Corporation and Foundation Freehold Ltd.(17)
14.1	Code of Ethics.(3)
21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 21, 2004.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended December 31, 2009 filed with the SEC on February 17, 2010.
(3)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 17, 2010.
(4)	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 3, 2011.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 4, 2011.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 3, 2011.
(8)	Previously filed as an exhibit to our Quarterly Report of Form 10-Q for the period ended March 31, 2011 filed with the SEC on May 10, 2010.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 27, 2011.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 20, 2011.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 11, 2011.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 1, 2011.
(13)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on September 13, 2011.
(14)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.
(15)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 7, 2011.
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 30, 2012.
(17)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on October 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM SOLAR POWER CORP.

Dated: November 16, 2012		/s/ Andras Pattantyus-Abraham
ANDRAS PATTANTYUS-ABRAHAM
Chief Executive Officer, President and Chief
Technology Officer
(Principal Executive Officer)

Dated: November 16, 2012	By:	/s/ Graham R. Hughes
GRAHAM R. HUGHES
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)